Form 10-Q
period 2011-11-30
East Shore Distributors, Inc.
filed 2012-01-23
CIK 1529516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-176918

EAST SHORE DISTRIBUTORS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2838091
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1020 Fourth Avenue
Wall Township, NJ 07719
(Address of principal executive offices and zip code)

(732) 414-7302
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of January 20, 2012, there were 39,755,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

East Shore Distributors, Inc.
(A Development Stage Company)
Balance Sheets

	November 30, 2011 (Unaudited)	February 28, 2011
Assets

Current Assets
Cash	$17,430	$7,245
Total Current Assets	17,430	7,245

Total Assets	$17,430	$7,245

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$4,713	$-
Loan payable - related party	3,000	3,000
Total Current Liabilities	7,713	3,000

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 39,755,000 and 36,000,000 shares issued and outstanding	3,976	3,600
Additional paid-in capital	18,724	-
Deficit accumulated during the development stage	(12,983)	645
Total Stockholders' Equity	9,717	4,245

Total Liabilities and Stockholders' Equity	$17,430	$7,245

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010	Nine Months Ended November 30, 2011	June 11, 2010 (Inception) to November 30, 2010	June 11, 2010 (Inception) to November 30, 2011
Revenue	$-	$-	$11,700	$21,000	$32,700

Cost of revenue	-	-	9,556	18,000	27,556

Gross profit	-	-	2,144	3,000	5,144

General and administrative expenses	6,595	1,500	15,772	2,355	18,127

Net loss	$(6,595)	$(1,500)	$(13,628)	$645	$(12,983)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	39,754,778	36,000,000	37,680,639	36,000,000	36,857,533

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From June 11, 2010 (Inception) to November 30, 2011
(Unaudited)

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated during	Total
	Shares	Amount	Paid In Capital	Development Stage	Stockholders' Equity

Issuance of common stock - founder ($0.001/share)	36,000,000	$3,600	$-	$-	$3,600

Net income from June 11, 2010 (inception) to February 28, 2011	-	-		645	645

Balance - February 28, 2011	36,000,000	3,600	-	645	4,245

Issuance of common stock ($0.001/share)	3,600,000	360	3,240	-	3,600

Issuance of common stock ($0.10/share)	155,000	16	15,484	-	15,500

Net loss for the nine months ended November 30, 2011	-	-	-	(13,628)	(13,628)

Balance - November 30, 2011	39,755,000	$3,976	$18,724	$(12,983)	$9,717

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30, 2011	June 11, 2010 (Inception) to November 30, 2010	June 11, 2010 (Inception) to November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,628)	$645	$(12,983)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	4,713	-	4,713
Net Cash Provided By (Used In) Operating Activities	(8,915)	645	(8,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	-	3,000	3,000
Proceeds from issuance of common stock - founder	-	3,600	3,600
Proceeds from issuance of common stock	19,100	-	19,100
Net Cash Provided By Financing Activities	19,100	6,600	25,700

Net increase in Cash	10,185	7,245	17,430

Cash - Beginning of Period	7,245	-	-

Cash - End of Period	$17,430	$7,245	$17,430

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2011
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information.

The financial information as of February 28, 2011, is derived from the audited financial statements presented in the Company’s Registration Statement on Form S-1.  The unaudited interim financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended February 28, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the period ended November 30, 2011, are not necessarily indicative of results for the full fiscal year.

The Company’s fiscal year end is February 28.

Note 2 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

East Shore Distributors, Inc. (the “Company”), was incorporated in the State of Nevada on June 11, 2010.  The Company intends to market and distribute a variety of consumer products with an initial focus in South America.

Development Stage

The Company’s financial statements are presented as those of a development stage enterprise.  Activities during the development stage primarily include debt and equity based financing and implementation of the business plan. The Company has not generated a significant amount of revenues from operations since inception.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) product delivery has occurred; (3) the sales price to the customer is fixed or determinable; and (4) collectability is reasonably assured.  The Company recognizes revenue upon shipment.  There is no stated right to return.  The Company reported revenues from the following countries:

	Three Months Ended November 30,		Three Months Ended November 30,		Nine Months Ended November 30,		June 11, 2010 (Inception) To November 30,		June 11, 2010 (Inception) To November 30,
	2011	%	2010	%	2010	%	2010	%	2011	%

Brazil	-	-	-	-	-	-	$21,000	100%	$21,000	64%

Chile	-	-	-	-	$11,700	100%	-	-	$11,700	34%

Total	-	-	-	-	$11,700	100%	$21,000	100%	$32,700	100%

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2011
(Unaudited)

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Such estimates for the period ended November 30, 2011, and assumptions affect, among others, the following:

●	estimated fair value of share based payments; and

●	estimated valuation allowance for deferred tax assets, due to continuing and expected future losses.

Making estimates requires management to exercise significant judgment.  It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events.  Accordingly, the actual results could differ significantly from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at November 30, 2011 or February 28, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At November 30, 2011 and February 28, 2011, there were no balances that exceeded the federally insured limit.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has no common stock equivalents.

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $13,628 and net cash used in operations of $8,915 for the nine months ended November 30, 2011, and a deficit accumulated during the development stage of $12,983 at November 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management’s plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2011
(Unaudited)

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Loan Payable – Related Party

In November 2010, the Company’s Chief Executive Officer advanced $3,000 to the Company.  The loan is non-interest bearing, unsecured and due on demand.

Note 5 – Stockholders’ Equity

In June 2010, the Company issued 36,000,000 shares of common stock to its founder for $3,600.

In July 2011, the Company issued 3,600,000 shares of common stock for $3,600 ($0.001/share).

In August and September 2011, the Company issued 155,000 shares of common stock for $15,500 ($0.10/share).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE.  THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

Plan of Operation

Our plan of operations over the next twelve months includes (i) the continued marketing and selling of our existing product line to purchasers in the South American market; (ii) the development of our website to enable e-commerce transactions and (iii) expanding our product offerings to include other unique products.  In order to implement our plan of operation, we will need to obtain outside funding or additional funding from our Chief Executive Officer.

Currently and for the foreseeable future, the Company will continue to use third parties to manufacture the products the Company sells to its customers.  The Company will continue to source and discretely select the best manufacturers able to deliver high quality, reliable, safe and effective products.

The Company believes that it will need a minimum of $100,000 to cover its planned operations over the next 12 months. This estimate includes (i) $40,000 for product marketing, including exhibiting our products at various trade shows; (ii) $20,000 for research and development costs; and (iii) and $40,000 for general and administrative costs.

Results of Operations

For the Three Months Ended November 30, 2011 Compared to the Three Months Ended November 30, 2010

Revenues

We generated no revenues from our operations during the three months ended November 30, 2011 and 2010.

Expenses

General and administrative expenses for the three months ended November 30, 2011, were $6,595, as compared to $1,500 for the same period in 2010.  The increase is primarily attributable to an increase in professional fees of $3,500.

For the Nine Months Ended November 30, 2011 and June 11, 2010 (Inception) to November 30, 2010

Revenues

Revenues and gross profit for the nine months ended November 30, 2011, were $11,700 and $2,144, respectively.  Revenues and gross profit from June 11, 2010 (Inception) to November 30, 2010, were $21,000 and $3,000, respectively.

Expenses

General and administrative expenses for the nine months ended November 30, 2011, were $15,772.  General and administrative expenses from June 11, 2010 (Inception) to November 30, 2010, were $2,355.  The increase is primarily attributable to an increase in professional fees of $10,805.

For the Period from June 11, 2010 (Inception) to November 30, 2011

Revenues

Revenues and gross profit from June 11, 2010 (Inception) to November 30, 2011, were $32,700 and $5,144, respectively.

Expenses

General and administrative expenses from June 11, 2010 (Inception) to November 30, 2011, were $18,127.

Liquidity & Capital Resources

As of November 30, 2011, the Company had a cash balance of $17,430.  On July 29, 2011, the Company sold an aggregate of 3,600,000 shares of its common stock to 3 investors for a total consideration of $3,600.  On August 30, 2011, the Company commenced a private placement for up to 1,000,000 shares of its common stock, of which the Company sold only 155,000 shares for total consideration of $15,500.  The Company believes that such funds will be insufficient to fund its expenses over the next twelve months.  Additionally, the Company bore the costs of registering the shares sold in the private placement, which were approximately $14,000.  There can be no assurance that additional capital will be available to the Company.  The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

On November 22, 2010, Mr. Fridman, the Company’s Chief Executive Officer, loaned the Company $3,000 cash in exchange for a promissory note.  The note is interest free and is payable on demand.  At this time the Company has not paid back any portion of the loan. Mr. Fridman has orally agreed to lend additional funds to the Company in the event capital is required for the operations of the Company.

However, there is no guarantee that our Chief Executive Officer will lend us the funds we need to continue our operations.  There is no minimum or maximum amount of funds that the Chief Executive Officer agreed to lend.  Since our Chief Executive Officer is committed to ensuring that the Company can operate its business, they have each agreed to be responsible for this Company’s operating expenses for the next 12 months if outside financing is not available.  Notwithstanding that our Chief Executive Officer is committed to ensuring that the Company can operate its business, Mr. Fridman is not legally or contractually obligated to lend us any money.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.  We currently have no commitments with any person for any capital expenditures.

Using an annualized figure of $30,000 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,500 a month.  We expect our current cash reserves to last for approximately seven months.

Over the next 12 months would like to raise a minimum of $85,000 and a maximum of $200,000 in order to continue our marketing plan and expand our customer base.  To achieve our goals, a large portion of the funds raised will be invested in advertising, marketing, travel and product development expenses.  Our success is contingent upon having enough capital to build a strong customer base to support the business.  We hope to raise additional funds within the next 6-8 months.  A private placement is the most likely scenario for the Company to achieve success in raising additional funds for its operations.  There are no discussions with any parties at this point in time for additional funding; however, we will attempt to discuss our business plan with various brokers in the U.S.

Completion of our plan of operations is subject to attaining adequate revenue.  We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations.  Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our profit, revenue, and growth goals.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $100,000.  These expenses will be financed through the Company’s cash on hand of $17,430 as of November 30, 2011, plus approximately $85,000 in capital raised from future sales of our common stock.  We do not anticipate the purchase or sale of any significant equipment.  We also do not expect any significant additions to the number of employees, unless adequate financing is raised.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended November 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2011, the Company issued 45,000 shares of the Company’s common stock to nine shareholders for a total purchase price of $4,500 ($0.10/share).

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering.  The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.  We did not undertake an offering in which we sold a high number of shares to a high number of investors.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended November 30, 2011.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation **

101.DEF	XBRL Taxonomy Extension Definition **

101.LAB	XBRL Taxonomy Extension Labels **

101.PRE	XBRL Taxonomy Extension Presentation **

* filed herewith

** XBRL
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST SHORE DISTRIBUTORS, INC.

Date: January 23, 2012	By:	/s/ Alex Fridman
Name: Alex Fridman
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)