Form 10-K
period 2012-02-29
East Shore Distributors, Inc.
filed 2012-06-13
CIK 1529516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: February 29, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-176918

EAST SHORE DISTRIBUTORS, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1526138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1020 Fourth Avenue Wall Township, NJ 07719
(Address of principal executive offices, including zip code)

(732) 414-7302
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Issuer’s revenues for its most recent fiscal year were approximately $47,280.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2011, based on an offering price of $0.10 (there is no market for our common stock) was approximately $375,000.  As of June 12, 2012, the registrant had 39,755,000 shares of its common stock, par value $0.0001 per share, outstanding.

EAST SHORE DISTRIBUTORS, INC.
FOR THE FISCAL YEAR ENDED
FEBRUARY 29, 2012

FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct.  Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.”  Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements.  We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business.

GENERAL

We were incorporated in the State of Nevada on June 11, 2010, under the name Drive Assure, Inc.  On July 26, 2011, we changed our name to East Shore Distributors, Inc. in order to better reflect the Company’s ongoing and future operations.  We are a global distribution company, with intentions to market and distribute a wide variety of consumer products to various purchasers throughout the world, with an initial focus in South America.  Currently, the Company is marketing for distribution an array of distinct consumer products, including alcohol detection saliva strips, a facial anti-aging cream and a hand moisturizing cream, with intentions of expanding our product offerings in the near future.

OUR PRODUCTS

Alcohol Detection Saliva Strips

Background

ESD is dedicated to ensuring that purchasers of our alcohol detection saliva strips (the “Alcohol Strips”) have an enjoyable time consuming alcohol while remaining safe and clear from the dangers of over-consumption and drinking and driving.

Drinking and driving leads to thousands of fatalities each year.  There does not exist, however, a widely disbursed, convenient or easily attainable method of measuring one’s own BAC to determine if he or she is safe to drive.  Often times, drivers who have consumed alcohol believe that (i) they are not “intoxicated” or (ii) they have not consumed enough alcohol to reach the 0.08% legal threshold.  The truth is, most drivers are not educated enough on the BAC measurement process to actually know when their own personal threshold has been reached.  Consumers of alcohol may also rely on others with whom they are consuming alcohol to help make a determination of whether or not he or she has had “too much” to drink in order to safely operate an automobile.  Asking a friend or someone who is also drinking is not the best choice for getting a good indication of one’s own intoxication.  As a result, drivers put their own lives and the lives of others in danger each time they consume alcohol and get behind the wheel not knowing what their BAC is.

Measuring Blood Alcohol Content

Blood alcohol content or blood alcohol concentration (BAC) is the measurement of alcohol concentration in a human subject’s blood.  BAC is most commonly used as a method of determining “intoxication” for legal or medical purposes.  BAC measurement attempts to provide an objective way to identify various levels of impairment, because impairment is directly linked to alcohol concentration in the blood.  Several different techniques are used to approximate a true parts per million (PPM) measurement, such as (i) mass per volume of blood in the body (e.g. 0.05 g/L); (ii) volume of alcohol per volume of exhaled breath (e.g. 0.05 mL/L); or (iii) mass of alcohol per mass of the body (e.g. 0.08 g/Kg).

Effects of Alcohol on Individuals

The Campus Alcohol Abuse Prevention Center at Virginia Polytechnic Institute and State University, a leading university prevention center, developed the following table to show the progressive change and effect of alcohol as a person’s BAC level increases:

Progressive Effects of Alcohol

BAC (%)	Behavior	Impairment

0.010–0.029	• Average individual appears normal	• Subtle effects that can be detected with special tests

0.030–0.059	• Mild euphoria; • Sense of well-being; • Relaxation; • Joyousness; • Talkativeness; and • Decreased inhibition	• Concentration

0.06–0.10	• Blunted feelings; and • Extroversion	• Reasoning; • Depth perception; • Peripheral vision; and • Glare recovery

0.11–0.20	• Over-expression • Emotional swings; • Angriness or sadness; • “Super-Human” Feeling; and • Decreased Libido	• Reflexes; • Reaction time; • Gross motor control; • Staggering; and • Slurred speech

0.21–0.29	• Stupor; • Loss of understanding; and • Impaired sensations	• Severe motor impairment; • Loss of consciousness; and • Memory

0.30–0.39	• Severe CNS depression; • Unconsciousness; and • Death possible	• Bladder function; • Breathing; and • Heart rate

≥0.40	• General lack of behavior; • Unconsciousness; and • Death	• Heart rate; and • Breathing

Absorption Rate Factors and BAC

Alcohol is absorbed into the blood stream through all parts of the gastrointestinal tract through diffusion, the process by which molecules spread from areas of high concentration, to areas of low concentration.  The small intestine in humans is the most efficient region of the entire gastrointestinal tract for alcohol absorption due to its large surface area.  The speed at which alcohol is actually absorbed into the blood stream varies depending on various factors including the following:

•
Food Intake – While consuming alcohol, an individual will absorb approximately 20% of the alcohol though his or her stomach while approximately 80% of alcohol will be absorbed through the small intestine.  When food is ingested, the pyloric valve, which is the mechanism that passes digested food into the stomach, remains closed in order for the stomach to complete the digestion process.  Thus, when the valve is closed, alcohol is temporarily kept from reaching the small intestine.  Food, taken along or just prior to consuming alcohol, results in a lower, delayed peak of an individual’s BAC.

In fasting individuals, peak BAC levels are achieved in 0.5 to 2.0 hours, while non-fasting individuals will achieve their peak BAC levels between 1.0 and 6.0 hours.  While alcohol will be absorbed from the stomach, it is a slower and less efficient transition.  Because alcohol is absorbed most efficiently in the small intestine, the ingestion of food can slow down the absorption of alcohol by keeping the alcohol in the stomach longer.

•
Strength of the Drink – Alcohol is most rapidly absorbed into the body when the concentration of alcohol in the particular drink is between 10% and 30%.  Thus, different kinds of alcoholic beverages, such as wine and mixed drinks, will be absorbed into the blood stream quicker than beer, for example.

Distribution Factors and BAC

After initial consumption, alcohol will be absorbed into the bloodstream such that all parts of the body contain approximately the same concentration of alcohol.  The speed of such concentration in the body and individual organs is dependent on several individual factors, including:

•
Body Fat Percentage – A person with a low percentage of body fat will, in general, have a lower BAC than a person of the same weight with a higher percentage of body fat.  This is because a man or woman with a low percentage of body fat has more water in his or her system.  Alcohol has a high affinity for water and is therefore found in body tissues and fluids inasmuch as they contain water.

•	Gender – Generally, women tend to have a higher percentage of body fat than men, and therefore, tend to have higher BACs.

•
Muscle Mass – An individual with sizable muscle mass will be less affected by alcohol consumption than someone with a lower percentage of muscle mass since fatty tissue does not contain very much water and will not absorb very much alcohol. Thus, for those with more fat tissue, the alcohol is distributed in a smaller percentage of the total body mass and will result in a higher BAC.

•
Body Weight – Generally speaking, the less a person weighs the more he or she is affected by a measured amount of alcohol.  An individual’s blood alcohol concentration is a function of the total amount of alcohol in one’s system divided by total body water in one’s system.  Thus, when two individuals with similar body compositions and different weights ingest equal amounts of alcohol, the heavier individual will generally have a lower BAC than the lighter individual.

Below is a table created by the National Highway Traffic Safety Administration (NHTSA) that provides estimates of a person’s blood alcohol percentage based on an individual’s weight.  While these percentages are merely calculated estimates, the numbers clearly trend towards showing that a heavier person consuming the same amount of drinks as a lighter person will have a lower blood alcohol percentage.

Approximate Blood Alcohol Percentage
Number of Drinks
Body Weight	1	2	3	4	5	6	7	8	9	10	11	12

100 lbs.	.038	.075	.113	.150	.188	.225	.263	.300	.338	.375	.413	.450

110 lbs.	.034	.066	.103	.137	.172	.207	.241	.275	.309	.344	.379	.412

120 lbs.	.031	.063	.094	.125	.156	.188	.219	.250	.281	.313	.344	.375

130 lbs.	.029	.058	.087	.116	.145	.174	.203	.232	.261	.290	.320	.348

140 lbs.	.027	.054	.080	.107	.134	.161	.188	.214	.241	.268	.295	.321

150 lbs.	.023	.047	.070	.094	.117	.141	.164	.188	.211	.234	.258	.281

160 lbs.	.023	.047	.070	.094	.117	.141	.164	.188	.211	.234	.258	.281

170 lbs.	.022	.045	.066	.088	.110	.132	.155	.178	.200	.221	.244	.265

180 lbs.	.021	.042	.063	.083	.104	.125	.146	.167	.188	.208	.229	.250

190 lbs.	.020	.040	.059	.079	.099	.119	.138	.158	.179	.198	.217	.237

200 lbs.	.019	.038	.056	.075	.094	.113	.131	.150	.169	.188	.206	.225

210 lbs.	.018	.036	.053	.071	.090	.107	.125	.143	.161	.179	.197	.215

220 lbs.	.017	.034	.051	.068	.085	.102	.119	.136	.153	.170	.188	.205

230 lbs.	.016	.032	.049	.065	.081	.098	.115	.130	.147	.163	.180	.196

240 lbs.	.016	.031	.047	.063	.078	.094	.109	.125	.141	.156	.172	.188

Legal Limits

Nearly all law enforcement around the world uses an estimate of a person’s BAC in order to determine legal intoxication.  While individual impairment varies among different people based on various factors including those mentioned above, an individual’s BAC can be measured objectively and has therefore become presumptive evidence of an individual’s intoxication.  The BAC limit for operating motor vehicles in various countries around the world varies greatly.  Below is a chart containing the legal BAC limits for various selected countries:

LEGAL BAC LIMITS AROUND THE WORLD
BAC	Country

0.00% (zero tolerance)	• Brazil • Romania • Russia • Saudi Arabia	• Slovakia • United Arab Emirates • Bangladesh • Czech Republic

0.02%	• China • Estonia • Poland	• Sweden • Puerto Rico (for drivers 18–20 years old) • Poland

0.03%	• India • Japan	• Uruguay (0.00% for truck/taxi/bus drivers)

0.04%	• Lithuania (0.02% for drivers in first two years after gaining a driving license)

0.05%	• Belgium • Bulgaria • Costa Rica • Denmark • Finland • France (0.025% for bus drivers) • Switzerland • Greece • Hong Kong	• Ireland (0.02% for learner/professional drivers) • Israel • Italy • Peru • Portugal • South Africa • Taiwan • Argentina (0.02% for motorbikes, 0.00% for truck/taxi/bus drivers) • Chile (0.049%)

0.08%	• Malaysia • Mexico • Puerto Rico (for drivers 21 years and older)	• Singapore • United Kingdom (0.02% for operators of fixed-wing aircraft) • United States

Methods of BAC Testing

There are several different – albeit limiting – commonly used methods by which an individual’s BAC level can be measured.  This was true for each of individuals, law enforcement agencies, and the medical/drug-testing profession.  These measurement forms include:

Breathalyzer (breath analyzers)

A breathalyzer is the common device used for estimating the BAC of an individual’s breath sample.  The name Breathalyzer itself is actually the brand name of a series of models manufactured by a single company, but has become the generic term for all instruments that measure one’s BAC.  Breathalyzers do not directly measure an individual’s BAC.  Such direct measurement can only be obtained through a blood test.  Instead, breathalyzers provide an estimate of an individual’s BAC by measuring the presence of ethanol alcohol in one’s breath.

Today, two different technologies are most commonly used in breathalyzers, (i) infrared spectrophotometer technology – commonly used by desktop analyzers, considered to be the most accurate and (ii) electrochemical fuel cell technology – commonly used in the hand held field testing devices used by law enforcement officers.

There are also many different models of breathalyzers on the market that individual consumers can purchase for personal use.  Most of these retail consumer breath testers use a semiconductor-based sensing technology, which, although less expensive, is less accurate and less reliable in estimating BAC levels than both the infrared and fuel cell based devices.

While breathalyzers are currently the preferred choice for personal breath testing, they are subject to many different variables that may lead to inaccurate readings, according to Dr. Srikumaran K. Melethil of the UMKC School of Pharmacology.  According to Dr. Melethil, in his article entitled “Breath Tests for Blood Alcohol Determination: Partition Ratio,” these variables include, but are not limited to:

•	Temperature – Breathalyzers can be very sensitive to temperature and will often give false readings if not adjusted for the surrounding air temperature.

•
Hematocrit (cell volume of blood) value – many breath analyzers assume a hematocrit of 47%.  However, hematocrit values range from 42% to 52% in most men and from 37% to 47% in most females – thus a person with a low hematocrit value will receive an inaccurately high BAC reading after breath analyzer use.

•
Breathing pattern – BAC levels will fluctuate depending on a subject’s breathing pattern.  Moderate to vigourous exercise can potentially decrease a BAC reading by as much as 20% to 25%, while holding one’s breath for an extended period of time before administering a breath test can increase the actual BAC by as much as 25% to 30%.

The Company did not commission the above referenced article and has no relationship with Dr. Melethil.

Urine Testing

Although a relatively inexpensive method of testing an individual’s BAC, urine testing is rarely used on the consumer level to measure one’s BAC.  While a urine test can accurately convey the presence of alcohol in one’s system, it can take up to two hours for the alcohol to actually show up in an individual’s urine.  This method may be useful for employee screening or rehabilitation, but individual consumers looking for a fast and accurate reading of their BAC can’t rely on urine tests for the answers they need.

Blood Testing

Blood testing is the most accurate method of testing an individual’s BAC, and is primarily used for forensic testing. Results are available within an hour if testing equipment is available on site.  While this method is very accurate, it is highly invasive and impractical and thus, is the least preferred method of alcohol testing for individual consumers.

Our Alcohol Detection Saliva Strips

As one of ESD’s product offerings, we intend to sell and distribute alcohol detection saliva strips to individual consumers.  The Alcohol Strips are small, non-intrusive, test strips that are able to determine the approximate BAC of the user through a simple, ten-second tongue test.  The Alcohol Strips are able to give the user feedback within two minutes of administering the test.

The Alcohol Strips are individually packaged in plastic wrappers with printed instructions for usage and are completely disposable. They can be bought for single use or can be shipped in bulk packaging for large distribution.  Additionally, we are able to print color customizable logos and other designs on the packaging for our customers if they order over 20,000 pieces.  This can be useful for our international customers who need the packaging modified for their country’s language.

Intended Use

The Alcohol Strips are intended for use as a rapid, non-intrusive method to detect the presence of alcohol in saliva.  The Alcohol Strips are able to determine an approximate BAC level using increments of 0.02, beginning at 0.00 up to 0.10.  According to the Journal of Studies on Alcohol the concentration of alcohol in saliva is almost equivalent to the level of alcohol that can be measured in the blood stream, and the saliva test gives an accurate indication of the BAC level of the user.

Why Use Alcohol Strips?

The determination of ethyl alcohol in blood and saliva is commonly used by law enforcement and forensic officials for measuring legal impairment, alcohol poisoning, abuse, etc.

Gas chromatography techniques and enzymatic methods are commercially available for the determination of ethyl alcohol in human fluids, but are not a viable option for rapid and inexpensive testing.  The Alcohol Strips are designed as a means to rapidly determine if the BAC level is higher than 0.02%, by testing the saliva specimen.  The Alcohol Strips are ideal for onsite alcohol screening and substantially reduce the time and equipment costs associated with other single and multiple use alcohol testing methods.

There are many models of consumer or personal breath alcohol testers on the market. These hand-held devices are generally less expensive than the devices used by law enforcement.  Most retail consumer breath testers use semiconductor-based sensing technology, which, although less expensive, is less accurate and less reliable than fuel cell and infrared devices.  While semiconductor devices can sense the presence of breath alcohol, they do not provide consistently accurate and reliable measures of BAC.

How the Alcohol Test Strips Work

The Alcohol Strips are based on the high specificity of alcohol oxidase (ALOx) for ethyl alcohol in the presence of peroxidase and enzyme substrates.  The distinct color change on the Alcohol Strips’ reactive pad can be observed in less than 20 seconds after the tip is contacted where saliva samples with the ethyl alcohol concentration is greater than 0.02%.  It should be pointed out that other alcohol types, such as methyl, propanyl and allyl alcohol will develop a similar color on the reactive pad.  However, these alcohol types are generally not present in human saliva.

Benefits

There are many perceived benefits to using the Alcohol Strips as a means of determining one’s BAC including:

•	The size of the strip is small enough to fit in one’s pocket, wallet, purse, etc. for easy transport;

•	Inexpensive compared to other personal BAC measuring devices, such as a Breathalyzer unit;

•	Can be used by any individual, regardless of gender, body composition or age;

•	Fast, accurate results;

•	Discretionary testing procedure and ease of disposal; and

•	Long shelf life.

Non-Intrusive Testing Procedure

Two key advantages of the Alcohol Strips are the ease of use and the quick results.  The five step test procedure for the presence of alcohol using the test strips is as follows:

(1)	Abstain from placing anything in the mouth for fifteen (15) minutes prior to beginning the test. This includes non-alcoholic drinks, tobacco products, coffee, breath mints, food, etc.

(2)
Open the foil package and remove the test strip. Observe the reactive pad on the end of the test strip. The pad should be a light cream color. A test strip with a reagent pad which is dark tan in color or otherwise discolored should not be relied upon for testing.

(3)	Saturate the reactive pad with saliva from the test individual’s mouth or sputum cup. Immediately start a reliable timing device.

(4)
At precisely two (2) minutes after saturation, the user observes the color change (if any) on the reactive pad. A color change of green or blue indicates a positive result for the presence of alcohol. Results obtained after more than two minutes and 30 seconds (2.5 minutes) may be erroneous and should not be used.

(5)	Estimate the approximate blood alcohol concentration by comparing the color of the reactive pad to the color chart on the back of the test package.

Testing for the presence of alcohol and other drugs via oral procedures has become a common practice among law enforcement agencies and toxicology labs.  We believe that the ease of the Alcohol Strip’s administration by a potential user will make the Alcohol Strips a popular product for consumers.

Limitation of Alcohol Strips

The Alcohol Strips are designed for use with human saliva only.  The Alcohol Strips are able to determine an approximate BAC level using increments of 0.02, beginning at 0.00 up to 0.10.  Failure to wait 15 minutes after placing food, drink, or other materials in the mouth before running the test can provide erroneous results due to possible contamination of the saliva by interfering substances.  The Alcohol Strips are designed and calibrated to be interpreted exactly two minutes after saturation of the reactive pad.  Waiting longer than two minutes to interpret the test can result in erroneous or false positive results. The Alcohol Strips have a shelf life of two years from the date of manufacture.

Target Market

Currently, our future revenues of Alcohol Strips is highly dependent on our sales to international distributors in Brazil.  Initially, these distributors plan on selling the Alcohol Strips to various restaurants, convenience stores, street venders, and various markets throughout the cities of São Paulo and Rio de Janeiro, Brazil.

We also plan on targeting individual international purchasers in the future through our website, which is still in the development phase.  Whether it be an individual purchaser buying the Alcohol Strips for personal use, or the owner of a restaurant or bar wishing to provide its customers with a cost-effective way of determining whether or not it is safe for them to drive, the Alcohol Strips are a convenient solution.

Because we believe the Alcohol Strips provide a unique and desirable service to the general population, we hope to expand our distribution of the Alcohol Strips in the future by entering into supply contracts with wholesale distributors of common goods, such as gas stations, convenience stores, and large restaurant chains.

Alcohol Strip Marketing

We plan on marketing the Alcohol Strips through our website at www.eastshoredistributors.com.  Once our website is fully operational and we are capable of distributing the Alcohol Strips to our customers in mass purchase orders, we plan on implementing an online marketing campaign through various social networking sites, such as Facebook© and Twitter©.

In the future, we plan on engaging in an Internet advertising campaign on networking sites to further increase the awareness of our Alcohol Strips.  We also plan on attending various trade shows in South America relating to the restaurant and alcoholic beverage industries.  This would give us exposure to our target market and may provide future sales for our product.  We plan to attend the following trade shows in hopes of marketing and creating interest in our Alcohol Strips:

•
Expo Hospital – Santiago, Chile (June 27-20, 2012) – Expo Hospital is a products and services trade show aimed at Chile’s hospitals and clinics.  There are various government authorities and private sector organizations who attend this show looking for new products to purchase and market.  We would hope to find a buyer or key contact that would allow us to break into the Chilean medical market where we could sell our alcohol test strips to laboratories, hospitals, or clinics.  Expected price of exhibiting at Expo Hospital is $6,000.

•
ExpoMedical – Buenos Aires, Argentina (September 26-28, 2012) – ExpoMedical is an international trade show for the medical and healthcare industry with various hospitals and laboratories attending.  We would hope to target key decision makers in hospitals and laboratories as well as buyers, distributors, wholesalers, and importers who may be able to market or purchase our product directly.  Expected price of exhibiting at ExpoMedical is $6,000.

We believe our attendance at those events and similar events in the futures will give us exposure to our target market and may provide the Company with avenues toward future customers and sales.  At such time that we obtain 510(k) Approval we will plan on marketing our Alcohol Strips at various trade shows in the United States.

Current Operations in South America

To date, we have made limited sales of our Alcohol Strips to purchasers in Brazil.  The purchasers of our Alcohol Strips market and sell them directly to end consumers.  Through Mr. Fridman’s business contacts in Brazil and cold-calling efforts, we attempt to locate new purchasers of our Alcohol Strips.  We are also currently seeking purchasers for our Alcohol Strips in Chile and Argentina, but at this time we have not sold any Alcohol Strips in these countries.  The extent of our business operations in both Chile and Argentina consists of locating potential purchasers through cold calling efforts.  While all of our operations have been focused in South America, we continue to assess new markets that could use our Alcohol Strips and are seeking reputable buyers and distributors. These markets potentially include several countries in Europe, such as Russia, where there is a zero tolerance for drinking alcohol and driving a motor vehicle.

Manufacturing and Supply of the Alcohol Strips

We currently do not have a manufacturing facility, and we currently do not intend to build a manufacturing facility of our own in the foreseeable future.  We utilize a third-party vendor in Shanghai, People’s Republic of China, to manufacture the Alcohol Strips, including components of the Alcohol Strips, while internally performing product design and quality assurance.  Prior to being packaged, the Alcohol Strips are inspected to ensure that they are within approved specifications.

Supplier performance is maintained and managed through a corrective action program intended to ensure that all product requirements for the Alcohol Strips are met or exceeded.  For every order of our Alcohol Strips that are manufactured and delivered to a customer, a sample batch is kept at both the Company’s offices and the manufacturer’s facility for the entire shelf-life of the product.  If a customer has a complaint (i.e. the Alcohol Strips do not function properly), both the manufacturer and the Company will check the sample batch to determine whether or not the complaint is valid.  If it is determined that the Alcohol Strips are non-conforming to proper specifications, the manufacturer will replace all defective merchandise at no cost to the customer.

We believe these manufacturing relationships minimize our capital investment and help control costs.  In the future, we may consider manufacturing the Alcohol Strips internally, if and when demand or quality requirements make it appropriate to do so.

Although we believe that alternative third-party manufacturers are available, we cannot assure you that we will be able to timely replace our third-party manufacturer immediately if they can no longer provide us with their manufacturing services.  In addition, while we do not anticipate that we will encounter problems in obtaining adequate supplies of Alcohol Strips, we cannot assure you that we will continue to be able to obtain the Alcohol Strips under acceptable terms and in a timely manner.

Distribution Methods of the Alcohol Strips

Until such time as we are able to expand our business operations to include our own distribution network, we plan on utilizing third party carriers to deliver the Alcohol Strips to our customers.  We plan on utilizing local vendors to sell our product to consumers, specifically local restaurants and bars that serve alcohol to their patrons.  Also, we are developing a point of sale display that can be put in convenience stores and liquor stores that would allow consumers to purchase individual test kits right at the counter.

We also plan on using Amazon.com in the future to develop an additional online storefront for our business so we can sell directly to the consumer.  Amazon would handle the fulfillment and payment services so our potential customers would have a trusted, familiar place to purchase our product on the Internet.

The Alcohol Strips are currently available for sale in South America.  We may in the future seek FDA pre-market notification approval to market directly to consumers in the United States using these distribution methods.

Competition

There are several companies in the business of providing alcohol saliva BAC tests, though many have concentrated their supply to law enforcement and laboratory facilities, as opposed to the general consumer population.  Many of the large companies will only supply to commercial businesses.  We plan on selling our Alcohol Strips in South America to purchasers who will market the product directly to the general population, which we believe will enable us to compete with the larger companies in the industry.

While companies that market and sell breathalyzers are our competitors, we believe that our Alcohol Strips are a cheaper, more convenient alternative to the cheaper, less accurate breathalyzers on the market today.  We do not intend for the Alcohol Strips to compete directly with expensive, high-end breathalyzers that return accurate readings with minimal margin of error.

Government Regulation

We are not currently subject to government regulation by any governmental authority for the sale of our Alcohol Strips.  If the Company wishes to market and sell the Alcohol Strips in the United States we will have to file for and obtain FDA 510(k) pre-market notification approval.  Costs associated with obtaining 510(k) approval include (i) an initial filing fee of $2,024, (ii) costs related to the preparation and completion of the application paperwork ranging from $1,000 to $5,000, and (iii) an annual registration renewal of $2,029 (this fee is subject to change.  During the next twelve months, we do not intend to apply for 510(k) approval.

Additionally, we are not subject to any government regulations in South America where we sell or plan to sell our Alcohol Strips.  However, because our Alcohol Strips are shipped directly from the manufacturer in China to our purchasers, our purchasers will be responsible for paying all import tariffs imposed by the country of destination.

Cosmetics products

Industry Background

The worldwide cosmetics industry is currently a $170 Billion industry with future growth predicted to be approximately 5 percent (5%) per year, according to Eurostaf in May 2007.  This growing industry includes any and all consumer products related to personal care and enhancing a consumer’s overall appearance, including makeup, lotions, creams, fragrances, hair products and variety of other items.  In the United States alone, the cosmetics industry includes approximately 13,000 stores with combined annual revenues of over USD $10 billion, as reported by Hoover’s, Inc. in 2011.  Industry leaders include L’Oreal, Limited Brands, Sephora, Unilever and Sally Beauty Supply.  The top of the industry is concentrated, with the largest 50 companies accounting for over 70 percent (70%) of industry revenue.

The NPD Group (“NPD”), a leading market researcher, recently reported that despite the current worldwide economic condition, the beauty industry projects to continued growing and expanding at a continuous and healthy rate.  According to NPD’s Economy Tracker, 35 percent (35%) of consumers planned to maintain or increase their spending in cosmetics and fragrances for first quarter of 2011, up two percentage points from last year, despite the fact consumers are forced to dedicate a larger percentage of their income to other necessities such as gas and groceries, the average prices of which have increased in the past year.  The Company believes that these trends are encouraging for the Company’s future success in the distribution of its current and future cosmetic products.

According to Oppenheimer Research, it is projected that by 2025, 41.5% of all the people in Europe, the United States and Japan will be over 50 years old (34% were over 50 in 2005).  As the “baby boomer” population ages, the total number of Americans older than 50 has increased at a faster rate than the number of Americans younger than 50.  In addition, the median age for Americans has increased steadily from 2000 to 2008.  This is a promising trend for cosmetic manufacturers and distributors as older age groups historically demand more cosmetics, especially anti-aging skin care products and other age-related products.

Our Current Cosmetic Product Offerings

Facial Anti-Aging Cream

Our facial anti-aging cream (“Facial Cream”) is based on a Ceramide formulation, which, after intended use, leaves the user’s skin very soft and smooth, with a noticeable reduction in fine lines and wrinkles after continued use.  The product is intended for women over the age of 30 who wish to maintain a youthful and vibrant look, though it can be used by both women and men of all ages.  The Facial Cream works through the delivery if a dose of restoring Ceramide, a natural and essential lipid found in the surface layer of the skin.  Ceramides help maintain the integrity of the skin’s barrier layer and they hold the skin cells together.  Over time and as people get older, the body’s natural Ceramides begin to break down which leads to dry skin, wrinkles, and roughness of the skin.  When taken before bed, the Facial Cream helps with the skin’s natural maintenance and repair which occurs most often in the evening/night hours.  It also helps maintain moisture levels in the skin, which contains up to 70% water.  Users should see results in the morning as their skin holds on to moisture.  With continued use, their skin should feel firmer and fine lines should be reduced.

The product comes packaged in a small clear jar containing 30 individual twist-top softgels.  The Company packages the Facial Cream this way for portability convenience for the consumer, a staple of ESD’s products.  It is recommended that the customer uses the product once per day before they go to sleep and it is intended for topical use only.

Hand Moisturizing Cream

Like the Facial Cream, our hand moisturizing cream (the “Hand Cream”) is packaged in a small clear jar with 30 twistable softgels inside for individual use and easy portability.  The Hand Cream is designed to leave the hands silky smooth and refreshed with results lasting for up to several hours.  The Hand Cream is to be used anytime a moisturizing hand cream is needed, especially in the cold winter months when hands can become dry and cracked with cold weather exposure.  Frequent hand washers, doctors and nurses for example, can also benefit from the product.  A study by BioMed Central Limited in 2006, also found the regular use of hand cream after washing hands can help prevent and reverse the dryness and roughness from hand washing.

Competition

As discussed above, the competition in the cosmetics industry is high and significantly concentrated.  L’Oreal, the industry leader according to annual revenue, owns several other notable brands including, Yves Saint Laurent Beauté, Lancome, Kiehls, Garnier and Maybelline New York.  Other large Company competitors are Revlon and Procter & Gamble Company.  Revlon is strictly a cosmetics company, while Proctor & Gamble offers a wide range of wellness products.  More specifically, the South American cosmetic market features many of the same brands that are prominently marketed and sold in the United States, such as L’Oreal™ and Neutrogena™.  Pricing these companies’ products in South America is generally cheaper than the same products sold in the United States.

Most of our competitors’ products are sold through mass-market drugstores and cosmetics stores.  We intend to focus on the same retail pipelines as our competitors.  As such and in order to generate revenue, our products will need to stand out against the other more well-known brands on the shelves.   To achieve this, our cosmetics products will be offered at a slightly lower price point than competing creams, yet will feature the same high quality ingredients and effectiveness for the consumer.

Advertising and Marketing

In the cosmetics industry, a well-placed and thoughtful new advertising and marketing campaign is often just as important as the offering of a new product itself.  We intend to market these two products to various cosmetics retailers and wholesalers as well as pharmacy chains.  Further, our purchasers in South America also intend to utilize television infomercial campaigns in Argentina and Chile to bring the product directly to consumer’s homes.  We believe this will be an effective strategy and result in strong initial sales and drive future sales of the products in stores.  The Company believes that both of these marketing techniques will showcase our products’ availability and functionality.  The packaging and design of the two creams will reflect the products’ upscale image that we believe will give us an edge with respect to the competition.  Additionally, both cream products will be sold in two different forms: (1) a small plastic jar filled with the softgel capsules for home use and (2) a blister package containing each sealed individual capsule for use away from the home, for ease of transport.

Current Business Operations

Currently, the Company has made limited sales of its cosmetics products.  The Company hoped to attend tradeshows in South America in the future to market its cosmetic product offerings to prospective purchasers; however, the Company has not yet identified a particular tradeshow that it plans to attend.  The Company, through Mr. Fridman’s business contacts in South America, attempts to identify new potential customers/purchasers for its cosmetics products.  To date, the Company has located one Chilean distributor to which it has sold our product.  This distributor was located via Mr. Fridman’s existing business contacts and it our belief that Mr. Fridman will be able to develop future sales through his networking efforts.  The Company continues to seek out additional distributors in Brazil, Argentina and Chile.  In the future, the Company may seek to market the Company’s cosmetics products offerings in the United States.

Manufacturing and Supply

We currently do not have a manufacturing facility, and we currently do not intend to build a manufacturing facility of our own in the foreseeable future.  We utilize a third-party vendor, Best Formulations, located in the City of Industry, California, to manufacture our cosmetics products, while internally performing product design and quality assurance.  Prior to being packaged, the cosmetics products are inspected to ensure that they are within approved specifications.

Supplier performance is maintained and managed through a corrective action program intended to ensure that all product requirements for our cosmetics products are met or exceeded.  For every order of our products that are manufactured and delivered to a customer, a sample batch is kept at both the Company’s offices and the manufacturer’s facility for the entire shelf-life of the product.  If a customer has a complaint (i.e. the product does not function properly), both the manufacturer and the Company will check the sample batch to determine whether or not the complaint is valid.  If it is determined that the product is non-conforming to proper specifications, the manufacturer will replace all defective merchandise at no cost to the customer.

Although we believe that alternative third-party manufacturers are available, we cannot assure you that we will be able to timely replace our third-party manufacturer immediately if they can no longer provide us with their manufacturing services.  In addition, while we do not anticipate that we will encounter problems in obtaining adequate supplies of cosmetics products, we cannot assure you that we will continue to be able to obtain the cosmetics products under acceptable terms and in a timely manner.

Government Regulation

Currently, the FDA does not approve or review any cosmetic item currently marketed or their ingredients.  Cosmetics companies to not have to report any injuries from their products but may issue a voluntary recall if warranted.  The Company does not intend to market or sell any products which may be unsafe for consumers to use or have any unpleasant side-effects. Any governmental regulatory approvals needed to sell our cosmetics products are obtained by our customers directly.  We are not subject to any government regulations imposed by the governments in the South American countries where we sell or where we plan to sell our cosmetics products.

FUTURE PLANNED PRODUCTS

The Company is constantly looking to identify additional product ideas that it can develop and market to distributors.

Energy Strips

The Company is in the process of obtaining necessary approvals to market and distribute an energy oral strip for consumers.

Background

The market for oral strip technology (OST) is gaining popularity in the United States and throughout the world.  In addition to an influx of new products, many nutritional and pharmaceutical companies have begun the process of reformulating existing products and medicines in order to be delivered to consumers on oral dissolving strips.  The oral delivery of medication and chemicals is widely considered to be the most effective and most efficient delivery route for humans.  Because of the convenience of both dosing and portability, the general public market demand for oral strips has continued to expand exponentially since the technology became proven ten years ago.  In particular, the popularity of OST in the pediatric and geriatric communities is substantial.  Oral strips are made to dissolve rapidly on the tongue in approximately 5 to 30 seconds.

OST Market History

The OST market was first explored by Pfizer, Inc., which introduced Listerine® pocketpaks® in 2001, as a breath freshener on a fast dissolving oral strip.  Novartis International then introduced their Triaminic® and Theraflu® formulas in an oral strip form.  These products were both designed to combat the symptoms of the common flu, specifically the coughing, sneezing and associated pain.  Since then, a wide variety of oral strip products have been introduced to the market as a type of brand extension, whereby companies have simply designed a new alternative delivery method to their existing products, while keeping the same formula and effectiveness.  The newest trend in OST is for delivery of energy boosters, vitamins and appetite suppressants in an oral strip form.

Key Advantages to OST Technology

There are several important advantages to creating formulations on oral dissolving strips versus taking a pill or drinking a liquid.  The Company believes the most important of these are as follows:

(1)
The most significant advantage is the rapid oral release compared to other forms of dosage. The formula quickly enters the bloodstream through the oral cavity and therefore, does not need to be digested unlike other forms of medication taken orally.

(2)
The advantage of ease of swallowing and no need of water has led to better acceptability amongst the general public. The difficulty encountered in swallowing tablets or capsules is circumvented as well.

(3)	The portability of single-use OST products, whether included in a small plastic case or in cellophane wrappers, is more convenient than carrying around a bottle of pills or small bottle of liquid.

The active ingredients in energy boosters are typically a formulation containing a mixture of caffeine, green tea extract, and guarana, in order for users to maintain a high energy level.  These products come in a variety of different flavors, from berry to mint.

Energy-Boost Market

Energy drinks are intended to provide a quick boost of energy to a consumer.  They are typically non-alcoholic beverages made with combinations of caffeine, B vitamins, herbal formulations and natural flavors.  Caffeine is generally the main ingredient, with the caffeine content of most energy drinks generally equal to one cup of instant coffee.  Effects of these products are similar to drinking coffee, with users experiencing improvements in mental and cognitive performance.  Red Bull GmBH, an Austria-based company, was the first to dominate the energy drink market when it began marketing its Red Bull energy drink in 1997.  According to a 2010 study by Comprehensive Reviews in Food Science and Safety, Red Bull currently holds the highest market share of mainstream energy drinks in the United States with a market share of 42%.  Next is Monster Beverage Co., with a share of 14.4%, followed by Rockstar Inc., with a share of 11.4%.  The rest of the market has only a single digit market share.  The primary consumers of energy drinks are mostly males under the age of 35.

The energy boost market comprises a large number of options, including ready-to-drink beverages, shots, and powder forms.  Globally, energy drinks hold 47.3% of the functional beverage’s overall market share according to Datamonitor Group, while in the United States they comprise 62.6%.  Further, according to Mintel Group, Ltd., energy drinks in particular have experienced impressive growth of more than 240% in the United States, as well as throughout the world, from 2004 to 2009.  Datamonitor Group reported that the U.S. energy drink market is anticipated to more than double and reach $19.7 billion in 2013, which is almost a 160% increase from 2008.  Further, within the functional beverages category, the energy drink segment has experienced the largest volume growth and increased annual sales, both in the U.S. and overseas, reaching $4.8 billion in 2008 in the U.S.

In terms of energy shot market, there were approximately 250 energy shot brands in the U.S. as of 2009, with 5-Hour Energy owning 78% of the market share according to market research by Information Resources Inc.  5-Hour Energy is marketed by Living Essentials, a Michigan company and was introduced in 2004.  It is sold in 2 ounce containers and makes the claim of providing hours of energy without causing a “crash” later.  Its active ingredients include Vitamin B3, B6, B12, Folic Acid, and a proprietary “Energy Blend” of different ingredients including caffeine.  Living Essentials claims it contains an amount of caffeine comparable to a cup of premium coffee, which would be around 100 milligrams.  It comes in 6 flavors: Berry, Lemon/Lime, Orange, Citrus, Grape, and Pomegranate. It also comes in Decaf and Extra Strength versions.

Our Planned Product

We intend to market a powerful energy-booster on an oral strip, which would give the end user over five hours of continuous energy-boost without any side-effects.  This product would be based off a proprietary blend of herbs, caffeine, and B Vitamins and would make users feel alert with increased energy and cognitive ability.  This product would compete directly with the energy drink market and provide users an alternative way of taking an energy-booster.  The product would come in a single serve pouch with one energy-boosting strip in each pouch.  The pouches will come in packages of 4 or 10 and may also be purchased individually depending on our purchasers’ preference.

Competition

Currently, there is only one main competitor in the energy strip market, Sheets™ Energy Strips, marketed by the Purebrands Company (“Purebrands”).  The strips are supposed to give an energy boost comparable to one cup of coffee and provide users with certain vitamins as well.  The product was launched in June 2011 and will be available internationally by the end of 2011, as reported by USA Today.  Packages of 10 individually wrapped berry or cinnamon flavored Sheets™ are currently available on their website for $5.95.

Purebrands is reportedly spending $10 Million to support their initial product launch campaign.  Purebrands has listed professional National Basketball Association (“NBA”) player LeBron James as a co-founder and has hired several celebrities as part of their marketing campaign, including NBA star Amare Stoudemire of the New York Knicks, National Football League star Ray Rice of the Baltimore Ravens, as well as rappers/entertainers Drake and Pitbull.

In order to compete with Sheets™ energy strips, our product will have a different and unique formulation with a longer lasting effect than their current product.  Our product will utilize a blend of natural B vitamins, ginseng, and other natural ingredients to keep the user at a sustained energy level for several hours.  Further, we intend to offer our product at a slightly lower cost to compete head on with other energy drinks and boosters on the market.  We intend to sell our energy strips at traditional places where other energy products can be found, such as: convenience stores, gas stations and drug stores.

Business Development

We are hopeful to begin generating consistent revenues within the next twelve (12) months, but there can no certainty as to the timeframe in which we will successfully implement our business strategy.  Our ability to achieve our operational goals and commence our planned operations is dependent on our ability to raise a sufficient amount of proceeds through the private placement of securities and future product revenues.  The realization of revenues during the next twelve (12) months is important to our plan of operations, but we cannot guarantee that we will generate such growth in that timeframe, if ever.  If we do not generate sufficient cash flow to support our operations over the next twelve (12) months, we may need to raise additional capital by issuing capital stock in exchange for cash or seek additional related party debt financing in order to continue as a going concern.  We cannot assure our investors that any financing can be obtained, or that such financing, if obtained, will be on reasonable terms.  Without the realization of additional capital, it would be difficult for us to stay in business for a prolonged period of time.

We are entirely dependent on Alex Fridman, our sole officer and director, to generate revenue and identify additional financing sources to provide us the funds necessary to operate over the next twelve (12) months.  We anticipate our expenses over the next twelve (12) months to be approximately $30,000, which will include fulfilling our obligations as a public company.  At this time, Mr. Fridman has not identified any sources of additional financing.  Upon developing a trading market for the Company’s common stock, Mr. Fridman intends to seek additional financing through licensed broker-dealers within the various capital markets.

Company Website

We believe that the proper marketing of our products is critical to our success.  We plan to take a hands-on, proactive approach to marketing our offered products.  Initially, we will have a limited advertising budget.  If we fail to create sufficient customer orders from our limited budget, we could be in danger of going out of business or be in need of immediate additional financing.

The Company’s website is located at www.eastshoredistributors.com and is still in the development phase.  Hosting for the website was obtained through an online provider for a monthly fee.  A nominal monthly investment will ensure a designated server to allow quick page load times and all server-related support, including the backup of files and one-on-one customer support.  The website is still in the development phase.

The design of the website will be free from clutter with clear headers directing the consumer to the type of product for purchase.  The Company’s management plans to create the website without the engagement of outside professionals.  If we are not successful in completing this objective, the Company will hire a web design professional to help with the design of the Company’s website.  If we do hire a web design professional, costs are not expected to exceed $1,000.  The implementation of e-commerce on the Company’s website will be achieved through software provided by Go Daddy.  The purchase of Go Daddy domain hosting will include all required software and virtual shopping cart technology required to have a fully operative e-commerce presence.  Secure Socket Layer (SSL) certificates are also required for secure customer purchases.  The total cost for the Go Daddy webhosting, software, and the appropriate SSL certificates is not expected to exceed $750.

Effect of Existing or Probable Governmental Regulations

We are not currently subject to direct federal, state, or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or electronic commerce.  In addition to regulations applicable to businesses generally, we will be regulated by federal, state, or local governmental agencies with respect to the shipment of our products.  We expect to rely on our potential suppliers to meet the various regulatory and other legal requirements applicable to products that will be supplied by them to us.

Intellectual Property

At this time, we do not possess any patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts.  Further, we do not expect to incur any costs of compliance with environmental laws.

Employees

The Company does not have any employees other than Mr. Fridman.  As the business grows, we will need to hire a sales and marketing team and other key employees to manage our operations.

Available Information

We file electronically with the U.S. Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at http://www.revolutionsmedical.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.  The public can also obtain materials that we file with the SEC through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room is available by calling the SEC at 800-SEC-0330.

Item 1A.  Risk Factors.

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects.  The risks and uncertainties described below are not the only ones facing the Company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Risks Related to Our Business

WE HAVE LIMITED OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY DEVELOPMENT STAGE COMPANY.

We have a limited operating history, and to date, our efforts have been focused primarily on the development and marketing of our business model.  We have limited operating history for investors to evaluate the potential of our business development.  We have not extensively built our customer base or our brand name.  In addition, we also face many of the risks and difficulties inherent in gaining market share as a new company, including:

•	Increasing awareness of our brand name;

•	Meeting customer demand and standards;

•	Attaining customer loyalty;

•	Developing and upgrading our product offerings;

•	Implementing our advertising and marketing plan;

•	Maintaining our current strategic relationships and developing new strategic relationships;

•	Responding effectively to competitive pressures; and

•	Attracting, retaining and motivating qualified personnel.

Our future will depend on our continued ability to bring our products to the marketplace, which requires careful planning of providing a product that meets customer standards without incurring unnecessary cost and expense.

WE NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development and marketing of our product will require the commitment of substantial resources to implement our business plan.  Currently, we have no established bank-financing arrangements.  Therefore, it is likely we would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

Using an annualized figure of $30,000 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,500 a month.  Given the amount of cash currently on hand, we expect our current cash reserves to last for approximately 5 months.

At this time we have not been able to arrange additional financing and we have not begun to seek addition financing.  We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.  The sale of additional equity securities will result in dilution to our stockholders.  The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

THE LIKELIHOOD OF OUR ABILITY TO OPERATE MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS THAT WE ENCOUNTER, SUCH AS OUR LACK OF BUSINESS AND LACK OF CAPITAL.

We were incorporated in Nevada in 2010.  We have no significant assets and our revenues have been inconsistent.  Our lack of business and lack of capital seriously threaten our ability to operate.  The likelihood of our ability to continue to operate must be considered in light of the problems, expenses, difficulties, complications and delays that we encounter, such as our lack of capital.  Becoming a public company may provide us with the ability to raise money and finance our operations until and if our revenues increase.  If we are not successful in becoming a publicly reporting company and raising the necessary capital to continue to operate or cannot overcome the difficulties, complications and delays, such as our lack of capital, we will no longer be able to operate.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS, RESULTING IN THE FAILURE TO GENERATE REVENUE.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our marketing operations and eventually, begin to manufacturer our principal product ourselves.  This expansion will place a significant strain on our management and our operational, accounting, and information systems.  We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems.  We will also need to effectively train, motivate, and manage our employees.  Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

In order to achieve the above mentioned targets, the general strategies of our company are to maintain and search for hard-working employees who have innovative initiatives, while at the same time, keep a close eye on any and all expanding opportunities.

SOME OF OUR PRODUCTS REQUIRE FDA PRE-MARKET NOTIFICATION APPROVAL IF WE CHOOSE TO SELL AND MARKET SUCH PRODUCTS IN THE UNITED STATES.  IF WE ARE NOT ABLE TO OBTAIN SUCH APPROVAL, OUR FUTURE PROSPECTS MAY BE HARMED.

Our alcohol test strips requires FDA 510(k) pre-market notification approval before they can be sold in the United States.  At this time, we have not yet applied for or received FDA 510(k) pre-market notification approval.  Our alcohol test strips do not require FDA approval for educational, forensic and research purposes in the United States.  There is no assurance that our test strips will qualify for the FDA’s 510(k) pre-market notification approval process.  The FDA approval process can take years and be expensive, especially if a pre-market approval (PMA) is required.  A PMA is much more rigorous and expensive to complete than a 510(k).  In addition, the Medical Device User Fee and Modernization Act, enacted in 2002, allows the FDA to assess and collect user fees for 510(k) and for PMA applications.  There is no assurance that we will qualify for fee reductions or waivers or that we will have the funds necessary to apply for or obtain FDA pre-market notification approval for our alcohol test strips.  The approval process could take a significant amount of time to complete and there is no assurance that approval will ever be obtained.  If FDA approval is not obtained, then we will not be able to sell our alcohol test strips in the United States, which would have a material adverse effect on our future business prospects.

OUR PRODUCTS MAY PROVE TO BE TOO EXPENSIVE TO MANUFACTURE AND MARKET SUCCESSFULLY, WHICH WOULD HARM OUR FUTURE PROSPECTS.

Our alcohol test strips and other products may prove to be too expensive to manufacture and market successfully.  Market acceptance of our products will depend in large part upon our ability to demonstrate the operational and safety advantages of our products as well as the cost effectiveness of our product compared to other commercially available products.  If our products are not competitive with other products offered in the market, we will not be able to successfully sell our product and implement our business plan effectively.  This could have a material adverse effect on our operations.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.  We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  We estimate our legal and financial compliance costs to be about $1,000 to $2,000 per month.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

UNTIL WE REGISTER A CLASS OF OUR SECURITIES UNDER SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WE WILL ONLY BE SUBJECT TO THE PERIODIC REPORTING OBLIGATIONS IMPOSED BY SECTION 15(D) OF THE EXCHANGE ACT.

Upon our registration statement being declared effective, it is our intention file Form 8-A with the SEC to register our class of common stock pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  However, until such time as we register a class of our securities under Section 12 of the Exchange Act, we will only be subject to the periodic reporting obligations imposed by Section 15(d) of the Exchange Act.  Accordingly, we will not be subject to the proxy rules, Section 16 short-swing profit provisions, going-private regulation, beneficial ownership reporting, the bulk of the tender offer rules and the reporting requirements of Section 13 of the Exchange Act.

ESTABLISHING A NEW BRAND REQUIRES AN EFFECTIVE MARKETING AND PRODUCT PLACEMENT WHICH MAY TAKE A LONG PERIOD OF TIME.

Our principal business strategy is to develop our products as a respected brand within the industry in which they are sold.  The marketing of consumer goods is highly dependent on creating favorable consumer perception.  We have little advertising experience, having expended $-0- on such activities to date.  We intend to hire an advertising and public relations firm to represent us in the future.  However, to date, we have not entered into any agreements to retain a firm to provide such services.  Competitors have significantly greater advertising resources and experience and enjoy well-established brand names.  There can be no assurance that our initial advertising and promotional activities will be successful in creating the desired consumer perception.

WE ARE OPERATING IN A HIGHLY COMPETITIVE MARKET AND WE ARE UNSURE AS TO WHETHER OR NOT THERE WILL BE ANY CONSUMER DEMAND FOR OUR PRODUCTS.

Some of our competitors are much larger and better capitalized than we are.  It may be that our competitors will better address the same market opportunities that we are addressing.  These competitors, either alone or with collaborative partners, may succeed in developing business models that are more effective or have greater market success than our own.  The Company is especially susceptible to larger companies that invest more money in marketing.  Moreover, the market for our products is potentially large but highly competitive.  There is little or no hard data that substantiates the demand for our services or how this demand will be segmented over time.  We will be subject to delays and or order cancellation due to factors outside of the Company’s control.

THE LACK OF PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002.  Our senior management has never had responsibility for managing a publicly traded company.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Exchange Act, which is necessary to maintain our public company status.  If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

OUR FUTURE SUCCESS IS ENTIRELY DEPENDENT, ON THE PERFORMANCE AND CONTINUED SERVICE OF ALEX FRIDMAN, OUR CHIEF EXECUTIVE OFFICER, CHAIRMAN AND SOLE EMPLOYEE.

We are presently entirely dependent upon the experience, abilities and continued services of Alex Fridman, our Chief Executive Officer, and sole employee.  The loss of his services would be detrimental to the business and force us to no longer operate.  Without his services we would be forced to close the business.

BECAUSE OUR SOLE OFFICER HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our sole officer, Alex Fridman, will only be devoting limited time to our operations.  Mr. Fridman intends to devote 50% of his business time to our affairs.  Because our sole officer will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him.  As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.  It is possible that the demands on Mr. Fridman from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.  In addition, Mr. Fridman may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

OUR FUTURE GROWTH WILL REQUIRE THE RECRUITMMENT OF ADDITIONAL QUALIFIED EMPLOYEES AND THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO FIND SUCH EMPLOYEES ON ACCEPTABLE TERMS.

In the event of our future growth, we may have to increase the depth and experience of our management team by adding new members.  Our future success will depend to a large degree upon the active participation of our key officers and employees.  There is no assurance that we will be able to employ additional qualified persons on acceptable terms.  Lack of qualified employees may adversely affect our business development.

WHILE NO CURRENT LAWSUITS ARE FILED AGAINST THE COMPANY, THE POSSIBILITY EXISTS THAT A CLAIM OF SOME KIND MAY BE MADE IN THE FUTURE.

While no current lawsuits are filed against us, the possibility exists that a claim of some kind may be made in the future.  While we will work to insure high product quality and accuracy in all marketing and labeling, no assurance can be given that some claims for damages will not arise.  We currently have no plan to purchase liability insurance and we currently lack the resources to purchase such insurance.

OUR PRODUCTS, IF SUCCESSFULLY COMMERCIALIZED, COULD BE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY CLAIMS WHICH COULD BE TIME CONSUMING AND COSTLY TO DEFEND, DIVERT MANAGEMENT ATTENTION AND ADVERSELY IMPACT OUR ABILITY TO OBTAIN AND MAINTAIN INSURANCE COVERAGE, WHICH COULD JEOPARDIZE OUR LICENSE.

The testing, manufacture, marketing and sale of our products will involve an inherent risk that product liability claims will be asserted against us.  Even if we obtain product liability insurance, it may prove inadequate to cover claims and/or costs related to potential litigation.  The costs and availability of product liability insurance are unknown.  Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments.  Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms.  In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost.  Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.  A product liability claim could also significantly harm our reputation and delay market acceptance of our products.

WE ARE AN EARLY STAGE COMPANY AND HAVE ENGAGED IN ONLY LIMITED SALES OF OUR PRODUCTS.  AS SUCH, WE HAVE A SMALL AND LIMITED CUSTOMER BASE.

Our products may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits for the Company.  As is the case with all product distributors, we must establish a market for our product and build that market through marketing campaigns and consumer confidence in our product.  If we are not able to expand our current customer base and obtain market acceptance of our product, our operations could be disrupted and our business may be materially adversely affected.

WE HAVE A LIMITED PRODUCT PORTFOLIO AND OUR BUSINESS MAY BE NEGATIVELY AFFECTED IF DEMAND FOR THESE PRODUCTS NEVER DEVELOPS OR DECREASES.

100% of our revenue is derived from the sale of our limited product offerings.  If demand for these products decreases, never fully develops, or if we are unable to replace this product revenue with revenue from a product that has similar acceptance with potential customers, our business may be material adverse affected.

THE ABILITY TO SUCCESSFULLY DEPLOY OUR BUSINESS MODEL IS HEAVILY DEPENDENT UPON THE ECONOMIC CONDITIONS OF CERTAIN COUNTRIES IN SOUTH AMERICA.

The ability to successfully deploy our business model is heavily dependent upon the general state of the South American economy, particularly those of Brazil and Argentina, where our products are currently marketed.  We cannot assure you that favorable conditions will exist in the future.  A general economic recession in these areas or significant decrease in consumer spending could have a serious adverse economic impact on us and our ability to obtain funding and generate projected revenues.

WE DO NOT HAVE ANY PATENTS, COPYRIGHTS OR TRADEMARKS AND THEREFORE, WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTIES FROM INFRINGEMENT.

We do not currently own any patents, copyrights or trademarks with respect to any of our intellectual properties.  Therefore, we have no assurance that we can protect our intellectual properties from infringement by other firms.  Furthermore, in the event that any our competitors are able to secure intellectual property rights protection on intellectual property that we possess we might be precluded from using any such intellectual property.

OUR RELIANCE ON INDEPENDENT MANUFACTURERS COULD CAUSE DELAY AND DAMAGE OUR REPUTATION AND CUSTOMER RELATIONSHIPS.

We rely upon independent third parties for the manufacture of our products.  A manufacturer’s failure to ship products in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items.  The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us.  This could damage our reputation.  We do not have a long-term written agreement with our third-party manufacturers.  As a result, our manufacturers may unilaterally terminate their relationship with us at any time.  Although we have an active program to train our independent manufacturers in, and monitor its compliance with, our labor and other factory standards, any failure by our manufacturers to comply with our standards or any other divergence in its labor or other practices from those generally considered ethical in the United States and the potential negative publicity relating to any of these events, could materially harm us and our reputation.

WE USE CHINESE MANUFACTURERS FOR THE PRODUCTION OF SOME OF OUR PRODUCTS WHICH COULD RESULT IN PRODUCT RECALLS OR SAFETY CONCERNS RELATED TO OUR PRODCUTS.

The manufacturer of our alcohol test strips is based in China.  Certain Chinese factories and the products they export have recently been the source of safety concerns and recalls, which is generally attributed to lax regulatory, quality control and safety standards.  Should Chinese factories continue to draw public criticism for exporting unsafe products, whether those products relate to us or not we may be adversely and materially affected by the stigma associated with Chinese production, which would affect our business operation, our revenues and our financial projections and prospects.  Moreover, products manufactured by our Chinese supplier that are not considered safe and or those products that do not comply with U.S. safety and health standards may cause significant harm to persons who use the product and subject us to liability and potential legal claims and cause injury to our reputation, goodwill and operating results.

WE MAY SUFFER LOSSES IF OUR REPUTATION IS HARMED.

Our ability to attract and retain customers and employees may be adversely affected to the extent our reputation is damaged.  If we fail, or appear to fail, to deal with various issues that may give rise to reputational risk, we could harm our business prospects.  These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our business.  Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines, and penalties.

SYSTEMS FAILURES AND DELAYS COULD HARM OUR BUSINESS.

We plan to receive, organize, and process product orders through a variety of electronic channels.  Systems and operations, and those of our third-party service providers are vulnerable to damage or interruption from human error, sabotage, encryption failures, break-ins, intentional acts of vandalism, earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems and operations, and similar events.  Our disaster recovery planning cannot account for all eventualities.

CHANGES IN OUR SUPPLIERS’ RAW MATERIAL COSTS OR DISRUPTIONS IN THE SUPPLY OF RAW MATERIALS COULD NEGATIVELY IMPACT OUR THIRD PARTY MANUFACTURERS’ OUTPUT, WHICH COULD ERODE OUR PROFIT MARGINS AND SIGNIFICANTLY AFFECT OUR OPERATING RESULTS.

Pricing and availability of raw materials used by our Chinese manufacturers can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates.  This volatility can significantly affect the availability and cost of raw materials, and may, therefore, have a material adverse effect on our business, results of operations and financial condition.  In the past, substantial increases in the cost to our supplier of a number of raw materials have been partially offset by price increases.  However, there is no certainty that our suppliers will be able to offset such increases in raw material prices, especially given the competitive environment.  In addition, the supply of certain raw materials can be significantly disrupted by labor activity, political conflict, and disruptions to sourcing or transportation activities, which could impact our ability to source our products.

CHANGES IN LEGISLATION OR REGULATIONS MAY AFFECT OUR ABILITY TO CONDUCT OUR BUSINESS OR REDUCE OUR PROFITABILITY.

The regulatory environment in which we operate may change.  These changes may affect our ability to conduct our business or reduce our profitability.  Our activities may be affected not only by legislation or regulations of general applicability, but also by industry-specific legislation or regulations.  The SEC, other U.S. or foreign governmental authorities, FINRA or other SROs may adopt new or revised regulations which affect our business.  Changes in the interpretation or enforcement of existing laws and rules by those entities may also affect our business.

In addition, we plan to use the Internet as a distribution and marketing channel to provide products to our customers.  A number of regulatory agencies have recently adopted regulations regarding customer privacy and the use of customer information by service providers and sellers of goods.  Additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet.  Complying with these laws and regulations is expensive and time consuming and could limit our ability to use the Internet as a distribution channel.

SERVICING CUSTOMERS OUTSIDE THE UNITED STATES INVOLVES SPECIAL CHALLENGES THAT WE MAY NOT BE ABLE TO MEET, WHICH COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS.

To date, all of our sales have been limited to customers outside of the United States.  We have potential customers residing in foreign countries where foreign jurisdictions may claim that we are required to qualify to do business in their country.  Based on the nature of our products, we believe that the number of our customers residing outside of the United States will increase over time.  We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to selling products on the Internet.  Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and operating results.

Risks Related to Our Common Stock

THE OFFERING PRICE OF THE COMMON STOCK WAS DETERMINED BASED ON THE PRICE OF OUR PRIVATE OFFERING, AND THEREFORE SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE SECURITIES. THEREFORE, THE OFFERING PRICE BEARS NO RELATIONSHIP TO OUR ACTUAL VALUE, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.10 per share for the shares of common stock was determined based on the price of our private offering.  The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market.  The offering price bears no relationship to the book value, assets or earnings of our company or any other recognized criteria of value.  The offering price should not be regarded as an indicator of the future market price of the securities.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 110,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes.  The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock.  There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are then quoted on the OTCBB or other quotation system.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT THE COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE, THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our common stock.  Our shares are not and have not been listed or quoted on any exchange or quotation system.  There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTCBB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained.  In the absence of a trading market, an investor may be unable to liquidate his or her investment.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS, TO DATE, NON-EXISTANT, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The SEC has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

THE MARKET FOR PENNY STOCKS HAS EXPERIENCED NUMEROUS FRAUDS AND ABUSES WHICH COULD ADVERSELY IMPACT INVESTORS IN OUR STOCK.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

OUR STOCK PRICE MAY BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS DUE TO MANY FACTORS, INCLUDING A SUBSTANTIAL MARKET OVERHANG.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to quarterly variations in operating results, announcements of distribution agreements, new affiliations or new products and services by us or our competitors, changes in financial estimates by securities analysts, lack of market acceptance of our products, or other events or factors, including the risk factors described herein.  In addition, the stock market in general experiences significant price and volume fluctuations that are often unrelated to a company’s operating performance.  As with any public company, we may be subject to securities class action litigation following periods of volatility in the market price of our securities which could result in substantial costs and a diversion of management’s attention and resources.  Additionally, the sale of a substantial number of shares of common stock, or even the potential of sales, in the public market following this offering could deflate the market price for the common stock and make it more difficult for us to raise additional capital through the sale of our common stock.

MR. ALEX FRIDMAN BENEFICIALLY OWNS APPROXIMATELY 90.55% OF THE COMMON STOCK OF THE COMPANY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON YOUR RIGHTS AS A SHAREHOLDER, INCLUDING THE INABILITY FOR YOU TO HAVE AN IMPACT ON MATTERS PUT TO A VOTE OF THE COMPANY’S SHAREHOLDERS.

Mr. Alex Fridman controls approximately 90.55% of the Company’s common stock, which could negatively impact your right as a shareholder because he can effectively control all decisions of the Company with his vote.  Typically, any corporate decision that needs to be approved by the shareholders requires a majority of the outstanding shares to vote in favor of the corporate action.  Because Mr. Fridman controls more than a majority of the outstanding shares, his vote will be able to dictate the actions of the shareholders which could affect your ability to have an impact on any decisions put to a vote of shareholders.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR SOME TIME, WHICH COULD RESULT IN NO RETURN ON YOUR INVESTMENT.

We have never declared or paid cash dividends on our common stock.  We currently intend to retain our earnings, if any, to provide funds for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future.  Any payment of future dividends will be at the discretion of the Company’s board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors of our operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Property.

Our executive office is currently located at the leased residence of Mr. Fridman, who provides the space to us at no charge.  The address of our executive office is 1020 Fourth Avenue, Wall Township, NJ 07719.  We do not own or lease interests in any other property.  Currently, this space is sufficient to meet our office needs; however, if we expand our business to a significant degree, we will have to find a larger space.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

There is presently no public market for our shares of common stock.  We anticipate applying for quoting of our common stock on the OTCBB upon the effectiveness of the registration statement of which this prospectus forms apart.  However, we can provide no assurance that our shares of common stock will be quoted on the OTCBB or, if quoted, that a public market will materialize.

(b) Holders

As of June 12, 2012, the Company had 35 shareholders of its common stock.

(c) Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business.  Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future.  There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Nevada law.

(d) Securities authorized for issuance under equity compensation plans

Not applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company believes that it will need a minimum of $100,000 to cover its planned operations over the next 12 months.  This estimate includes (i) $30,000 for product marketing, including exhibiting our products at various trade shows; (ii) $26,000 for research and development costs; and (iii) and $44,000 for general and administrative costs.

Results of Operations

For the Year Ended February 29, 2012 Compared to the Period from June 11, 2010 (Inception) to February 28, 2011

Revenue

For the year ended February 29, 2012, revenue from operations were $47,280, compared to $21,000 for the period from June 11, 2010 (Inception) through February 28, 2011, resulting in an increase of $26,280.  The increase is related to increased sales of our products.  The revenue was derived from the sale of our Alcohol Strips and hand and face cream.  Since inception, our revenue from operations were $68,280.

Cost of Revenue

Our cost of revenue for the year ended February 29, 2012, was $41,058, compared to $18,000 for the period from June 11, 2010 (Inception) through February 28, 2011.  The $23,058 increase is related to an increase in the sales of our products.  Since inception, our cost of revenue was $59,058.

Gross Profit

For the year ended February 29, 2012, gross profit from sales, before taking into account general and administrative expenses was $6,222, compared to $3,000 for the period from June 11, 2010 (Inception) through February 28, 2011, resulting in an increase of $3,222.  The increase is related to an increase in sales of our products.  Since inception, gross profit from sales was $9,222.

General and Administrative Expenses

General and administrative expenses for the year ended February 29, 2012, was $25,906, resulting in a net loss of $19,684, compared to general and administrative expenses of $2,355 for the period from June 11, 2010 (Inception) through February 28, 2011, which resulted in a net profit of $645.  This decrease in profit was related to an increase in expenses of $23,551.  General and administrative expenses consisted of filing fees of $6,817 and professional fees of $18,070.  Since inception, general and administrative fees were $28,261, resulting in a net loss since inception of $19,039.

Liquidity & Capital Resources

As of February 29, 2012, the Company had a cash balance of $13,661.  On July 29, 2011, the Company sold an aggregate of 3,600,000 shares of its common stock to 3 investors for a total consideration of $3,600.  On August 30, 2011, the Company commenced a private placement for up to 1,000,000 shares of its common stock, of which the Company sold only 155,000 shares for total consideration of $15,500.  The Company believes that such funds will be insufficient to fund its expenses over the next twelve months.  There can be no assurance that additional capital will be available to the Company.  The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

On November 22, 2010, Mr. Fridman, the Company’s Chief Executive Officer, loaned the Company $3,000 cash in exchange for a promissory note.  The note is non-interest bearing, unsecured and due on demand.  At this time the Company has not paid back any portion of the loan.  Mr. Fridman has orally agreed to lend additional funds to the Company in the event capital is required for the operations of the Company.

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

Using an annualized figure of $30,000 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,500 a month.  Given the amount of cash currently on hand, we expect our current cash reserves to last for approximately 5 months.

Over the next 12 months would like to raise a minimum of $50,000 and a maximum of $200,000 in order to continue our marketing plan and expand our customer base.  To achieve our goals, a large portion of the funds raised will be invested in advertising, marketing, travel and product development expenses.  Our success is contingent upon having enough capital to build a strong customer base to support the business.  We hope to raise additional funds within the next 6-8 months.  A private placement is the most likely scenario for the Company to achieve success in raising additional funds for its operations.  There are no discussions with any parties at this point in time for additional funding; however, we will attempt to discuss our business plan with various brokers in the U.S.

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

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $100,000.  These expenses will be financed through the Company’s cash on hand of $13,661 as of February 29, 2012, plus approximately $86,000 in capital raised from future sales of our common stock.  We do not anticipate the purchase or sale of any significant equipment.  We also do not expect any significant additions to the number of employees, unless adequate financing is raised.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-11, which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of February 29, 2012, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of February 29, 2012, and identified the following material weaknesses:

•
There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the United States (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission.

•
There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis and as soon as we start operations we plan to hire personnel and resources to address these material weaknesses.  We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the SEC.  The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of May 29, 2012.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next board of directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position

Alex Fridman	61	Chief Executive Officer, Chairman

Scott Carpenter	27	Director

Set forth below is a brief description of the background and business experience of our executive officer and directors:

Alex Fridman, Chief Executive Officer, Chairman

Alex Fridman, 61, is currently the Chief Executive Officer and Chairman of East Shore Distributors, Inc., positions he has held since the Company’s inception in June 2010.  He is responsible for all daily operations and management of the Company, as well as the development of the Company’s customer base and overall business strategy.  In 2008, Mr. Fridman founded MPC, LLC (“MPC”), a limited liability company focused on the sale of pharmaceutical and medical products and sports nutrition and weight loss supplements to various traders and brokers for resale in the South American market.  Mr. Fridman continues to serve as the managing member of MPC.  During Mr. Fridman’s time at MPC, he has developed trading relationships with business partners and entities in South America, as well as attended various trade shows looking for new customers for MPC’s products.  Prior to founding MPC, from 1998 to 2008, Mr. Fridman served as the Manager of Technical Support and Mechanical Engineering for the Asbury Park Press in Neptune, NJ.  Mr. Fridman received an engineering degree from Kiev Polytechnic Institute.

The Company believes that Mr. Fridman’s experience in global product development and sales, particularly in the South American market, as well as his business relationships, make him a valuable addition to the Company’s board of directors.  Currently, Mr. Fridman is committed to devoting 20 hours per week to running our business.

Scott Carpenter, Director

Scott Carpenter, 27, is an independent director of the Company.  He is currently a Software Engineer and Architect at Future Skies, Inc., a custom software development company specializing in communications interoperability for the military.  At Future Skies, Mr. Carpenter designs, architects, and engineers current and emerging Army Battle Command Systems and gateways.  Mr. Carpenter has held such position since March 2010.  Prior to joining Future Skies, Mr. Carpenter served as a Systems Planner, Research and Development Engineer for the Communications, Electronics, Research, Development and Engineering Center (CERDEC) of the U.S. Army from July 2007 to March 2010.  CERDEC is the leader in communications and electronics research and development for the Army.  At CERDEC, Mr. Carpenter led a team of engineers, testers, and field support representatives in the development, test, and support of an emerging Command and Control system.  Prior to defense work, Mr. Carpenter was employed by Apprise Software, Inc., in developing Enterprise Resource Planning (ERP), Distribution and Supply Chain Management software.  Mr. Carpenter does not currently hold any other directorships.  Mr. Carpenter received his Bachelor of Science in Computer Science from The College of New Jersey, and his Master of Engineering in Computer Engineering from Stevens Institute of Technology.

The Company believes that Mr. Carpenter’s engineering and development experience make him a valuable addition to the Company’s board of directors as we look to develop and expand our product offerings.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board of directors.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person.  The activities of each director and officer are material to the operation of the Company.  No other person’s activities are material to the operation of the Company.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its directors and officers (including its principal executive officer and principal financial officer).

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended February 29, 2012 and February 28, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total

Alex Fridman Chief Executive Officer	2012	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-

Option Grants

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the year ended February 29, 2012.

Long-Term Incentive Plan Awards

The Company does not currently have a long-term incentive plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors.  The Company’s board of directors has the authority to fix the compensation of directors.  No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have an employment agreement in place with Alex Fridman, our sole executive officer.

Compensation Committee

The Company’s board of directors does not currently have a Compensation Committee.  During the most recently completed fiscal year, Alex Fridman, the Company’s Chairman, made all decisions concerning executive officer compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of June 12, 2012, by: (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o East Shore Distributors, Inc., 1020 Fourth Avenue, Wall Township, NJ 07719.

Name	Number of Shares Beneficially Owned	Percent of Class (1)

Alex Fridman, Chief Executive Officer, Chairman	36,000,000	90.55%

Scott Carpenter, Director	0	0%

All Executive Officers and Directors as a group (2 persons)	36,000,000	90.55%

(1)	Based on 39,755,000 shares of common stock outstanding as of June 12, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On November 22, 2010, the Company issued a promissory note in favor of Alex Fridman, the Company’s Chief Executive Officer, in the principal amount of three thousand dollars ($3,000).  The note is non-interest bearing, unsecured, and due on demand. As of the date hereof, the Company has not repaid any principal of this note.

Director Independence

On an annual basis, each director and executive officer will be obligated to disclose any transactions with our Company and any of its subsidiaries in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Following completion of these disclosures, our board of directors will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the Nasdaq Marketplace.

As of June 12, 2012, the board of directors determined that the following director qualifies as independent in accordance with Nasdaq Marketplace Rule 5605(a)(2): Scott Carpenter

 Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended February 29, 2012 and February 28, 2011, were $17,000 and $5,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended February 29, 2012 and February 28, 2011 were $- and $-, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended February 29, 2012 and February 28, 2011, were $1,000 and $1,000, respectively.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation (as filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

3.2	Certificate of Amendment to the Company’s Articles of Incorporation (as filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

3.3	Bylaws (as filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

4.1
$3,000 Promissory Note, issued in favor of Alex Fridman, dated November 22, 2010 (as filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

14.1	Code of Ethics (as filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*filed herewith

** XBRL
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST SHORE DISTRIBUTORS, INC.

Date: June 13, 2012	By:	/s/ Alex Fridman
Name: Alex Fridman
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alex Fridman	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer), Chairman of the Board	June 13, 2012
Alex Fridman

/s/ Scott Carpenter	Director	June 13, 2012
Scott Carpenter

East Shore Distributors, Inc.
(A Development Stage Company)
Financial Statements
February 29, 2012 and February 28, 2011

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	1

Balance Sheets – February 29, 2012 and February 28, 2011	2

Statements of Operations – Year Ended February 29, 2012, June 11, 2010 (Inception) to February 28, 2011 and June 11, 2010 (Inception) to February 29, 2012	3

Statement of Stockholders’ Equity – June 11, 2010 (Inception) to February 29, 2012	4

Statements of Cash Flows – Year Ended February 29, 2012, June 11, 2010 (Inception) to February 28, 2011 and June 11, 2010 (Inception) to February 29, 2012	5

Notes to Financial Statements	6 - 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
East Shore Distributors, Inc.

We have audited the accompanying balance sheets of East Shore Distributors, Inc., (a development stage company) as of February 29, 2012 and February 28, 2011, and the related statements of operations, stockholders’ equity and cash flows for the year ended February 29, 2012, the periods from June 11, 2010 (inception) to February 28, 2011 and June 11, 2010 (inception) to February 29, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Shore Distributors, Inc. as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the year ended February 29, 2012, the periods from June 11, 2010 (inception) to February 28, 2011 and June 11, 2010 (inception) to February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $19,684 and net cash used in operations of $12,684 for the year ended February 29, 2012. The Company also has a deficit accumulated during the development stage of $19,039 at February 29, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.
Boca Raton, Florida
June 8, 2012

East Shore Distributors, Inc.
(A Development Stage Company)
Balance Sheets

	February 29, 2012	February 28, 2011
Assets

Current Assets
Cash	$13,661	$7,245
Inventory	45,735	-
Total Current Assets	59,396	7,245

Total Assets	$59,396	$7,245

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$52,735	$-
Loan payable - related party	3,000	3,000
Total Current Liabilities	55,735	3,000

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 39,755,000 and 36,000,000 shares issued and outstanding	3,976	3,600
Additional paid-in capital	18,724	-
Earnings (deficit) accumulated during the development stage	(19,039)	645
Total Stockholders' Equity	3,661	4,245

Total Liabilities and Stockholders' Equity	$59,396	$7,245

East Shore Distributors, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended February 29, 2012	June 11, 2010 (Inception) to February 28, 2011	June 11, 2010 (Inception) to February 29, 2012
Revenue	$47,280	$21,000	$68,280

Cost of revenue	41,058	18,000	59,058

Gross profit	6,222	3,000	9,222

General and administrative expenses	25,906	2,355	28,261

Net income (loss)	$(19,684)	$645	$(19,039)

Net loss per common share - basic and diluted	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	38,197,808	36,000,000	37,277,389

East Shore Distributors, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From June 11, 2010 (Inception) to February 29, 2012

	Common Stock, $0.0001 Par Value		Additional Paid In	Earnings (Deficit) Accumulated during Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock - founder ($0.0001/share)	36,000,000	$3,600	$-	$-	$3,600

Net income from June 11, 2010 (inception) to February 28, 2011	-	-		645	645

Balance - February 28, 2011	36,000,000	3,600	-	645	4,245

Issuance of common stock ($0.001/share)	3,600,000	360	3,240	-	3,600

Issuance of common stock ($0.10/share)	155,000	16	15,484	-	15,500

Net loss for the year ended February 29, 2012	-	-	-	(19,684)	(19,684)

Balance - February 29, 2012	39,755,000	$3,976	$18,724	$(19,039)	$3,661

East Shore Distributors, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended February 29, 2012	June 11, 2010 (Inception) to February 28, 2011	June 11, 2010 (Inception) to February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,684)	$645	$(19,039)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Inventory	(45,735)	-	(45,735)
Increase/(Decrease) in:
Accounts payable	52,735	-	52,735
Net Cash Provided By (Used) Operating Activities	(12,684)	645	(12,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	-	3,000	3,000
Proceeds from issuance of common stock - founder	-	3,600	3,600
Proceeds from issuance of common stock	19,100	-	19,100
Net Cash Provided By Financing Activities	19,100	6,600	25,700

Net Increase in Cash	6,416	7,245	13,661

Cash - Beginning of Year/Period	7,245	-	-

Cash - End of Year/Period	$13,661	$7,245	$13,661

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income Taxes	$97	$-	$97
Interest	$-	$-	$-

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2012 and February 28, 2011

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

East Shore Distributors, Inc. (the “Company”), was incorporated in the State of Nevada on June 11, 2010.  The Company intends to distribute a variety of consumer products.

Development Stage

The Company’s financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include debt and equity based financing and implementation of the business plan. The Company has not generated significant revenues from operations since inception.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At February 29, 2012 and February 28, 2011, the Company had no cash equivalents.

Inventory

Inventory consists of finished goods and is valued on a lower of cost or market basis based upon the first-in, first-out method of costing inventory.

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2012 and February 28, 2011

A provision would be made to reduce excess or obsolete inventory to its net realizable value. The Company has not recorded any adjustments for net realizable value for the year ended February 29, 2012.

At February 29, 2012, the inventory items were in transit.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.  Depending on the relationship with the customer, the Company recognizes revenue upon shipment or delivery.  There is no stated right to return.

The Company reported revenues from the following countries:

	Year Ended February 29, 2012%		June 11, 2010 (Inception) to February 28, 2011%		June 11, 2010 (Inception) to February 29, 2012%
Brazil	$-	-	$21,000	100%	$21,000	31%
United States	47,280	100%	-	-	47,280	69%
Total	$47,280	100%	$21,000	100%	$68,280	100%

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company has had no common stock equivalents since inception.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2012 and February 28, 2011

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company’s financial instruments consisted primarily of cash, inventory, accounts payable, and loan payable – related party. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of February 29, 2012 and February 28, 2011, due to the short-term nature of these instruments.

Income Taxes

Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law.

Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company will periodically assess its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. When it is not more likely than not that a tax position will be sustained, the Company records its best estimate of the resulting tax liability and any applicable interest and penalties in the financial statements.

Deferred tax assets and liabilities would be recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using statutory rates in effect for the year in which the differences are expected to reverse. The Company presents the tax effects of these deferred tax assets and liabilities separately for each major tax jurisdiction.

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2012 and February 28, 2011

The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in the results of operations in the period that the changes are enacted. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. The Company evaluates its deferred tax assets and liabilities on a periodic basis.

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $19,684 and net cash used in operations of $12,684 for the year ended February 29, 2012, and a deficit accumulated during the development stage of $19,039 at February 29, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management’s plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, which may include term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

Note 3 Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company has established a valuation allowance to reflect the likelihood of the realization of deferred tax assets.

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2012 and February 28, 2011

The Company has a net operating loss carryforward of approximately $20,000 at February 29, 2012, expiring through 2032. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at February 29, 2012 and 2011 are approximately as follows:

	2012	2011
Gross deferred tax assets:
Net operating loss carryforwards	$7,000	$-
Total deferred tax assets	7,000	-
Less: valuation allowance	(7,000)	-
Net deferred tax asset recorded	$-	$-

The valuation allowance at February 28, 2011 was $0. The net change in valuation allowance during the period ended February 29, 2012 was an increase of approximately $7,000.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 29, 2012.

The actual tax benefit differs from the expected tax benefit for the period ended February 29, 2012 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	2012	2011
Expected tax expense (benefit) - Federal	$(7,000)	$-
Expected tax expense (benefit) - State	-	-
Change in valuation allowance	7,000	-
Actual tax expense (benefit)	$-	$-

Note 4 Loan Payable – Related Party

During November 2010, the Company’s Chief Executive Officer advanced $3,000.  The loan is non-interest bearing, unsecured and due on demand.

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2012 and February 28, 2011

Note 5 Stockholders’ Equity

In June 2010, the Company issued 36,000,000 shares of common stock to its founder for $3,600.

In July 2011, the Company issued 3,600,000 shares of common stock for $3,600 ($0.001/share).

In August and September 2011, the Company issued 155,000 shares of common stock for $15,500 ($0.10/share).