Form 10-Q
period 2012-05-31
East Shore Distributors, Inc.
filed 2012-07-09
CIK 1529516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2012

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

As of July 9, 2012, there were 39,755,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONTENTS

Page(s)

Balance Sheets – May 31, 2012 (unaudited) and February 29, 2012	2

Statements of Operations – Three Months Ended May 31, 2012 and 2011, from June 11, 2010 (Inception) to May 31, 2012 (unaudited)	3

Statement of Stockholders’ Equity – June 11, 2010 (Inception) to May 31, 2012 (unaudited)	4

Statements of Cash Flows – Three Months Ended May 31, 2012 and 2011, from June 11, 2010 (Inception) to May 31, 2012 (unaudited)	5

Notes to Financial Statements (unaudited)	6-10

East Shore Distributors, Inc.
(A Development Stage Company)
Balance Sheets

	May 31, 2012	February 29, 2012
	(Unaudited)
Assets

Current Assets
Cash	$29,371	$13,661
Inventory	-	45,735
Total Current Assets	29,371	59,396

Total Assets	$29,371	$59,396

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$11,000	$52,735
Customer deposit	10,800	-
Total Current Liabilities	21,800	52,735

Loan payable - related party	3,000	3,000
Total Liabilities	24,800	55,735

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 39,755,000 and 36,000,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	18,724	18,724
Deficit accumulated during the development stage	(18,129)	(19,039)
Total Stockholders' Equity	4,571	3,661

Total Liabilities and Stockholders' Equity	$29,371	$59,396

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended May 31,		June 11, 2010 (Inception) to
	2012	2011	May 31, 2012
Revenue	$55,805	$-	$124,085

Cost of revenue	45,735	-	104,793

Gross profit	10,070	-	19,292

General and administrative expenses	9,160	763	37,421

Net income (loss)	$910	$(763)	$(18,129)

Net loss per common share - basic and diluted	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	39,755,000	36,000,000	37,593,972

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From June 11, 2010 (Inception) to May 31, 2012
(Unaudited)

			Additional Paid In Capital	Deficit Accumulated during Development Stage	Total Stockholders' Equity
	Common Stock, $0.0001 Par Value
	Shares	Amount

Issuance of common stock - founder ($0.0001/share)	36,000,000	$3,600	$-	$-	$3,600

Net income from June 11, 2010 (inception) to February 28, 2011	-	-		645	645

Balance - February 28, 2011	36,000,000	3,600	-	645	4,245

Issuance of common stock ($0.0001/share)	3,600,000	360	3,240	-	3,600

Issuance of common stock ($0.10/share)	155,000	16	15,484	-	15,500

Net loss for the year ended February 29, 2012	-	-	-	(19,684)	(19,684)

Balance - February 29, 2012	39,755,000	3,976	18,724	(19,039)	3,661

Net income for the three months ended May 31, 2012	-	-	-	910	910

Balance - May 31, 2012	39,755,000	$3,976	$18,724	$(18,129)	$4,571

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31,		June 11, 2010 (Inception) to
	2012	2011	May 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$910	$(763)	$(18,129)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Inventory	45,735	-	-
Increase/(Decrease) in:
Accounts payable	(41,735)	-	11,000
Customer deposit	10,800	-	10,800
Net Cash Provided By (Used) Operating Activities	15,710	(763)	3,671

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	-	-	3,000
Proceeds from issuance of common stock - founder	-	-	3,600
Proceeds from issuance of common stock	-	-	19,100
Net Cash Provided By Financing Activities	-	-	25,700

Net increase (decrease) in cash	15,710	(763)	29,371

Cash - Beginning of Period	13,661	7,245	-

Cash - End of Period	$29,371	$6,482	$29,371

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2012
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information.

The financial information as of February 29, 2012 is derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended February 29, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended May 31, 2012, are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

East Shore Distributors, Inc. (the “Company”), was incorporated in the State of Nevada on June 11, 2010.

The Company intends to market and distribute a variety of consumer products.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include debt and equity based financing and implementation of the business plan. The Company has not generated a significant amount of revenues from operations since inception.

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2012
(Unaudited)

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.  Depending on the relationship with the customer, the Company recognizes revenue upon shipment or destination.  There is no stated right to return.

The Company reported revenues from the following countries:

					June 11,
	Three		Three		2010
	Months		Months		(Inception)
	Ended		Ended		to
	May 31,		May 31,		May 31,
	2012	%	2011	%	2012	%
Brazil	$-	-	$-	-	$21,000	17%
United States	55,805	100%	-	-	103,085	83%
Total	$55,805	100%	$-	-	$124,085	100%

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

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

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2012
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At May 31, 2012 and February 29, 2012, the Company had no cash equivalents.

Earnings per Share

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

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2012
(Unaudited)

The Company's financial instruments consisted primarily of cash, accounts payable, and loan payable – related party. The carrying amounts of the Company's financial instruments generally approximate their fair values as of May 31, 2012 and February 29, 2012, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company.

Note 3 Customer Deposit

In May 2012, the Company received a $10,800 deposit for goods that are in production with the Company’s supplier.

Note 4 Going Concern

As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $18,129 at May 31, 2012. The Company’s cash on hand is not sufficient as compared to its current and expected near term obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2012
(Unaudited)

Note 5 Loan Payable – Related Party

During November 2010, the Company’s Chief Executive Officer advanced $3,000.  The loan is non-interest bearing, unsecured and due on demand.

During June 2012, the Company’s Chief Executive Officer advanced $9,000.  The loan is non-interest bearing, unsecured and due on demand.

Note 6 Stockholders’ Equity

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

Results of Operations

For the Three Months Ended May 31, 2012 Compared to the Three Months Ended May 31, 2011

Revenue

For the three months ended May 31, 2012, revenue from operations were $55,805, compared to $0 for the three months ended May 31, 2011, resulting in an increase of $55,805.  The increase is related to increased sales of our products.  The revenue was primarily derived from the sale of our prenatal DSS tablets.  Since inception June 11, 2010 to May 31, 2012, our revenue from operations were $124,085.

Cost of Revenue

Our cost of revenue for the three months ended May 31, 2012, was $45,735, compared to $0 for the three months ended May 31, 2011.  The $45,735 increase is related to an increase in the sales of our products.  Since inception June 11, 2010 to May 31, 2012, our cost of revenue was $104,793.

Gross Profit

For the three months ended May 31, 2012, gross profit from sales, before taking into account general and administrative expenses was $10,070, compared to $0 for the three months ended May 31, 2011, resulting in an increase of $10,070.  The increase is related to an increase in sales of our products.  Since inception June 11, 2010 to May 31, 2012, gross profit from sales was $19,292.

General and Administrative Expenses

General and administrative expenses for the three months ended May 31, 2012, was $9,160, resulting in a net income of $910, compared to general and administrative expenses of $763 for the three months ended May 31, 2011, which resulted in a net loss of $763.  This increase in expenses was related to an increase in operations.  General and administrative expenses for the three months ended May 31, 2012, consisted of professional fees of $9,000.  Since inception June 11, 2010 to May 31, 2012, general and administrative fees were $37,421, resulting in a net loss since inception of $18,129.

Liquidity & Capital Resources

As of May 31, 2012, the Company had a cash balance of $29,371.  On July 29, 2011, the Company sold an aggregate of 3,600,000 shares of its common stock to 3 investors for a total consideration of $3,600.  On August 30, 2011, the Company commenced a private placement for up to 1,000,000 shares of its common stock, of which the Company sold only 155,000 shares for total consideration of $15,500.  The Company believes that such funds will be insufficient to fund its expenses over the next twelve months.  There can be no assurance that additional capital will be available to the Company.  The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Using an annualized figure of $30,000 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,500 a month.  Given the amount of cash currently on hand, we expect our current cash reserves to last for approximately 12 months.

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

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $100,000.  These expenses will be financed through the Company’s cash on hand of $29,371 as of May 31, 2012, plus approximately $70,000 in capital raised from future sales of our common stock.  We do not anticipate the purchase or sale of any significant equipment.  We also do not expect any significant additions to the number of employees, unless adequate financing is raised.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Our significant accounting policies are summarized in Note 2 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended May 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on June 13, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended May 31, 2012.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101 PRE**	XBRL Taxonomy Extension Presentation

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

EAST SHORE DISTRIBUTORS, INC.

Date: July 9, 2012	By:	/s/ Alex Fridman
Name: Alex Fridman
		Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)