Form 10-Q
period 2012-08-31
East Shore Distributors, Inc.
filed 2012-10-12
CIK 1529516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2012

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
Yes ☐ No ☒

As of October 12, 2012, there were 39,755,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

East Shore Distributors, Inc.
(A Development Stage Company)
Financial Statements
August 31, 2012
(Unaudited)

CONTENTS

Page(s)

Balance Sheets – August 31, 2012 (Unaudited) and February 29, 2012	1

Statements of Operations –
Three Months Ended August 31, 2012 and 2011,
Six Months Ended August 31, 2012 and 2011,
from June 11, 2010 (Inception) to August 31, 2012 (Unaudited)	2

Statement of Stockholders’ Equity –
June 11, 2010 (Inception) to August 31, 2012 (Unaudited)	3

Statements of Cash Flows –
Six Months Ended August 31, 2012 and 2011,
from June 11, 2010 (Inception) to August 31, 2012	4

Notes to Financial Statements (Unaudited)	5 - 9

East Shore Distributors, Inc.
(A Development Stage Company)
Balance Sheets

	August 31, 2012	February 29, 2012
	(Unaudited)
Assets

Current Assets
Cash	$19,117	$13,661
Inventory	-	45,735
Total Current Assets	19,117	59,396

Total Assets	$19,117	$59,396

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$-	$52,735
Total Current Liabilities	-	52,735

Loan payable - related party	12,000	3,000
Total Liabilities	12,000	55,735

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 39,755,000 and 36,000,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	18,724	18,724
Deficit accumulated during the development stage	(15,583)	(19,039)
Total Stockholders' Equity	7,117	3,661

Total Liabilities and Stockholders' Equity	$19,117	$59,396

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,		June 11, 2010 (Inception) to
	2012	2011	2012	2011	August 31, 2012
Revenue	$54,796	$11,700	$110,601	$11,700	$178,881

Cost of revenue	46,005	9,556	91,740	9,556	150,798

Gross profit	8,791	2,144	18,861	2,144	28,083

General and administrative expenses	6,245	8,414	15,405	9,177	43,666

Net income (loss)	$2,546	$(6,270)	$3,456	$(7,033)	$(15,583)

Net loss per common share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	39,755,000	37,306,099	39,755,000	36,649,481	37,838,818

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From June 11, 2010 (Inception) to August 31, 2012
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional Paid In	Deficit Accumulated during Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock - founder ($0.0001/share)	36,000,000	$3,600	$-	$-	$3,600

Net income from June 11, 2010 (inception) to February 28, 2011	-	-		645	645

Balance - February 28, 2011	36,000,000	3,600	-	645	4,245

Issuance of common stock ($0.001/share)	3,600,000	360	3,240	-	3,600

Issuance of common stock ($0.10/share)	155,000	16	15,484	-	15,500

Net loss for the year ended February 29, 2012	-	-	-	(19,684)	(19,684)

Balance - February 29, 2012	39,755,000	3,976	18,724	(19,039)	3,661

Net income for the six months ended August 31, 2012	-	-	-	3,456	3,456

Balance - August 31, 2012	39,755,000	$3,976	$18,724	$(15,583)	$7,117

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31,		June 11, 2010 (Inception) to
	2012	2011	August 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,456	$(7,033)	$(15,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Inventory	45,735	-	-
Increase/(Decrease) in:
Accounts payable	(52,735)	16,556	-
Net Cash Provided By (Used In) Operating Activities	(3,544)	9,523	(15,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	9,000	-	12,000
Proceeds from issuance of common stock - founder	-	-	3,600
Proceeds from issuance of common stock	-	11,000	19,100
Net Cash Provided By Financing Activities	9,000	11,000	34,700

Net increase in Cash	5,456	20,523	19,117

Cash - Beginning of Period	13,661	7,245	-

Cash - End of Period	$19,117	$27,768	$19,117

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for subscription receivable	$-	$3,600	$-

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2012
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended August 31, 2012, are not necessarily indicative of results for the full fiscal year.

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

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2012
(Unaudited)

The Company reported revenues from the following countries:

									June 11,
	Three		Three		Six		Six		2010
	Months		Months		Months		Months		(Inception)
	Ended		Ended		Ended		Ended		to
	August 31,		August 31,		August 31,		August 31,		August 31,
	2012	%	2011	%	2012	%	2011	%	2012	%
Brazil	$-	-	$-	-	$-	-	$-	-	$21,000	12%
United States	54,796	100%	11,700	100%	110,601	100%	11,700	100%	157,881	88%
Total	$54,796	100%	$11,700	100%	$110,601	100%	$11,700	100%	$178,881	100%

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

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2012
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At August 31, 2012 and February 29, 2012, the Company had no cash equivalents.

Earnings per Share

Basic earnings (loss) per share (‘’EPS’’) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities.  Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method.  Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  The Company has no common stock equivalents since inception.

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

The following are the hierarchical levels of inputs to measure fair value:

·	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

·
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2012
(Unaudited)

The Company’s financial instruments consisted primarily of cash, accounts payable, and loan payable – related party. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of August 31, 2012 and February 29, 2012, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has net cash used in operations of $3,544 for the six months ended August 31, 2012, and a deficit accumulated during the development stage of $15,583 at August 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During June 2012, the Company’s Chief Executive Officer advanced $9,000. The loan is non-interest bearing, unsecured and due on demand

Note 5 – Stockholders’ Equity

In June 2010, the Company issued 36,000,000 shares of common stock to its founder for $3,600.

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2012
(Unaudited)

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

Results of Operations

For the Three Months Ended August 31, 2012 Compared to the Three Months Ended August 31, 2011

Revenue

For the three months ended August 31, 2012, revenue from operations were $54,796, compared to $11,700 for the three months ended August 31, 2011, an increase of $43,096.  The increase is related to increased sales of our products.  The revenue was primarily derived from the sale of our prenatal DSS tablets.  Since inception June 11, 2010 to August 31, 2012, our revenue from operations were $178,881.

Cost of Revenue

Our cost of revenue for the three months ended August 31, 2012, was $46,005, compared to $9,556 for the three months ended August 31, 2011.  The $36,449 increase is related to an increase in the sales of our products.  Since inception June 11, 2010 to August 31, 2012, our cost of revenue was $150,798.

Gross Profit

For the three months ended August 31, 2012, gross profit from sales, before taking into account general and administrative expenses was $8,791, compared to $2,144 for the three months ended August 31, 2011, resulting in an increase of $6,647.  The increase is related to an increase in sales of our products.  Since inception June 11, 2010 to August 31, 2012, gross profit from sales was $28,083.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2012, was $6,245, resulting in a net income of $2,546, compared to general and administrative expenses of $8,414 for the three months ended August 31, 2011, which resulted in a net loss of $6,270.  This decrease in expenses was primarily due to a reduction in professional fees related to the Company's SEC reporting requirements. General and administrative expenses for the three months ended August 31, 2012, primarily consisted of professional fees of $4,490.  Since inception June 11, 2010 to August 31, 2012, general and administrative fees were $43,666, resulting in a net loss since inception of $15,583.

For the Six Months Ended August 31, 2012 Compared to the Six Months Ended August 31, 2011

Revenue

For the six months ended August 31, 2012, revenue from operations were $110,601, compared to $11,700 for the six months ended August 31, 2011, an increase of $98,901.  The increase is related to increased sales of our products.  The revenue was primarily derived from the sale of our prenatal DSS tablets.

Cost of Revenue

Our cost of revenue for the six months ended August 31, 2012, was $91,740, compared to $9,556 for the six months ended August 31, 2011.

Gross Profit

For the six months ended August 31, 2012, gross profit from sales, before taking into account general and administrative expenses was $18,861, compared to $2,144 for the six months ended August 31, 2011, resulting in an increase of $16,717.

General and Administrative Expenses

General and administrative expenses for the six months ended August 31, 2012, was $15,405, resulting in a net income of $3,456, compared to general and administrative expenses of $9,177 for the six months ended August 31, 2011, which resulted in a net loss of $7,033.  This increase in expenses was related to an increase in operations.  General and administrative expenses for the six months ended August 31, 2012, primarily consisted of professional fees of $13,490.

Liquidity & Capital Resources

As of August 31, 2012, the Company had a cash balance of $19,117.  On July 29, 2011, the Company sold an aggregate of 3,600,000 shares of its common stock to 3 investors for a total consideration of $3,600.  On August 30, 2011, the Company commenced a private placement for up to 1,000,000 shares of its common stock, of which the Company sold only 155,000 shares for total consideration of $15,500.  The Company believes that such funds will be insufficient to fund its expenses over the next twelve months.  There can be no assurance that additional capital will be available to the Company.  The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

On November 22, 2010, Mr. Fridman, the Company’s Chief Executive Officer, loaned the Company $3,000 cash in exchange for a promissory note. On June 19, 2012, Mr. Fridman loaned the Company an additional $9,000 cash in exchange for a promissory note. These notes are non-interest bearing, unsecured and due on demand.  At this time, the Company has not paid back any portion of the loan.  Mr. Fridman has orally agreed to lend additional funds to the Company in the event capital is required for the operations of the Company.

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

Over the next 12 months would like to raise a minimum of $80,000 and a maximum of $200,000 in order to continue our marketing plan and expand our customer base.  To achieve our goals, a large portion of the funds raised will be invested in advertising, marketing, travel and product development expenses.  Our success is contingent upon having enough capital to build a strong customer base to support the business.  We hope to raise additional funds within the next six months.  A private placement is the most likely scenario for the Company to achieve success in raising additional funds for its operations.  There are no discussions with any parties at this point in time for additional funding; however, we will attempt to discuss our business plan with various brokers in the U.S.

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

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $100,000.  These expenses will be financed through the Company’s cash on hand of $19,117 as of August 31, 2012, plus approximately $80,000 in capital raised from future sales of our common stock.  We do not anticipate the purchase or sale of any significant equipment.  We also do not expect any significant additions to the number of employees, unless adequate financing is raised.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Our significant accounting policies are summarized in Note 2 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended August 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no defaults upon senior securities during the quarter ended August 31, 2012.

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

EAST SHORE DISTRIBUTORS, INC.

Date: October 12, 2012	By:	/s/ Alex Fridman
Name: Alex Fridman
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)