Form 10-Q
period 2012-11-30
East Shore Distributors, Inc.
filed 2013-01-14
CIK 1529516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 001-35757

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

As of January 11, 2013, there were 39,755,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

East Shore Distributors, Inc.
(A Development Stage Company)
Financial Statements
November 30, 2012
(Unaudited)

CONTENTS

Page(s)

Balance Sheets – November 30, 2012 (Unaudited) and February 29, 2012	1

Statements of Operations – Three Months Ended November 30, 2012 and 2011, Nine Months Ended November 30, 2012 and 2011, from June 11, 2010 (Inception) to November 30, 2012 (Unaudited)	2

Statement of Stockholders’ Equity – June 11, 2010 (Inception) to November 30, 2012 (Unaudited)	3

Statements of Cash Flows – Nine Months Ended November 30, 2012 and 2011, from June 11, 2010 (Inception) to November 30, 2012	4

Notes to Financial Statements (Unaudited)	5 - 8

East Shore Distributors, Inc.
(A Development Stage Company)
Balance Sheets

	November 30, 2012	February 29, 2012
	(Unaudited)
Assets

Current Assets
Cash	$30,411	$13,661
Inventory	-	45,735
Total Current Assets	30,411	59,396

Total Assets	$30,411	$59,396

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$4,099	$52,735
Loan payable - related party	24,000	3,000
Total Current Liabilities	28,099	55,735

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 39,755,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	18,724	18,724
Deficit accumulated during the development stage	(20,388)	(19,039)
Total Stockholders' Equity	2,312	3,661

Total Liabilities and Stockholders' Equity	$30,411	$59,396

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,		June 11, 2010 (Inception) to
	2012	2011	2012	2011	November 30, 2012
Revenue	$40,780	$-	$151,380	$11,700	$219,660

Cost of revenue	33,787	-	125,526	9,556	184,584

Gross profit	6,993	-	25,854	2,144	35,076

General and administrative expenses	11,799	6,595	27,203	15,772	55,464

Net loss	$(4,806)	$(6,595)	$(1,349)	$(13,628)	$(20,388)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	39,755,000	39,754,778	39,755,000	37,680,639	38,031,921

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From June 11, 2010 (Inception) to November 30, 2012
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional Paid In	Deficit Accumulated during	Total Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Issuance of common stock - founder ($0.0001/share)	36,000,000	$3,600	$-	$-	$3,600

Net income from June 11, 2010 (inception) to February 28, 2011	-	-		645	645

Balance - February 28, 2011	36,000,000	3,600	-	645	4,245

Issuance of common stock ($0.001/share)	3,600,000	360	3,240	-	3,600

Issuance of common stock ($0.10/share)	155,000	16	15,484	-	15,500

Net loss for the year ended February 29, 2012	-	-	-	(19,684)	(19,684)

Balance - February 29, 2012	39,755,000	3,976	18,724	(19,039)	3,661

Net loss for the nine months ended November 30, 2012	-	-	-	(1,349)	(1,349)

Balance - November 30, 2012	39,755,000	$3,976	$18,724	$(20,388)	$2,312

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30,		June 11, 2010 (Inception) to
	2012	2011	November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,349)	$(13,628)	$(20,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Inventory	45,735	-	-
Increase/(Decrease) in:
Accounts payable	(48,636)	4,713	4,099
Net Cash Used In Operating Activities	(4,250)	(8,915)	(16,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	21,000	-	24,000
Proceeds from issuance of common stock - founder	-	-	3,600
Proceeds from issuance of common stock	-	19,100	19,100
Net Cash Provided By Financing Activities	21,000	19,100	46,700

Net increase in Cash	16,750	10,185	30,411

Cash - Beginning of Period	13,661	7,245	-

Cash - End of Period	$30,411	$17,430	$30,411

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$97
Interest	$-	$-	$-

See accompanying notes to financial statements

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2012
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information.

The financial information as of February 29, 2012, is derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended February 29, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the period ended November 30, 2012, are not necessarily indicative of results for the full fiscal year.

Note 2 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

East Shore Distributors, Inc. (the “Company”), was incorporated in the State of Nevada on June 11, 2010.

The Company currently markets and distributes a variety of consumer products.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include debt and equity based financing and implementation of the business plan. The Company has not generated a significant amount of revenues from operations since inception.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable and (4) collectability is reasonably assured.  Depending on the relationship with the customer, the Company recognizes revenue upon shipment or arrival at destination.  There is no stated right to return and there have been no returns.

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2012
(Unaudited)

The Company reported revenues from the following countries:

	Three Months Ended November 30, 2012%		Three Months Ended November 30, 2011%		Nine Months Ended November 30, 2012%		Nine Months Ended November 30, 2011%		June 11, 2010 (Inception) to November 30, 2012%
United States	$40,780	100%	$-	-	$151,380	100%	$11,700	100%	$198,660	90%
Brazil	-	-	-	-	-	-	-	-	21,000	10%
Total	$40,780	100%	$-	-	$151,380	100%	$11,700	100%	$219,660	100%

The Company’s sales concentrations for the nine months ended November 30, 2012 and 2011, respectively, is as follows:

Customer	2012	2011
A	86%	-%
B	14%	100%

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change.  The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At November 30, 2012 and February 29, 2012, the Company had no cash equivalents.

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2012
(Unaudited)

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

•
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

•
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company’s financial instruments consisted primarily of cash, accounts payable, and loan payable – related party.  The carrying amounts of the Company’s financial instruments generally approximate their fair values as of November 30, 2012 and February 29, 2012, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has net cash used in operations of $4,250 for the nine months ended November 30, 2012, and a deficit accumulated during the development stage of $20,388 at November 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
November 30, 2012
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

During October 2012, the Company’s Chief Executive Officer advanced $12,000. The loan is non-interest bearing, unsecured and due on demand.

Note 5 – Stockholders’ Equity

In June 2010, the Company issued 36,000,000 shares of common stock to its founder for $3,600 ($0.0001).

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

Plan of Operation

Our plan of operations over the next twelve months includes (i) the continued marketing and selling of our existing product line to purchasers in the United States and South American markets; (ii) the development of our website to enable e-commerce transactions and (iii) expanding our product offerings to include other unique products.  In order to implement our plan of operation, we will need to obtain outside funding or additional funding from our Chief Executive Officer.

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

Results of Operations

For the Three Months Ended November 30, 2012 Compared to the Three Months Ended November 30, 2011

Revenue

For the three months ended November 30, 2012, revenue from operations were $40,780, compared to $0 for the three months ended November 30, 2011, an increase of $40,780.  The increase is related to increased sales of our products.  The revenue was primarily derived from the sale of our prenatal DSS tablets.  Since inception on June 11, 2010 to November 30, 2012, our revenue from operations was $219,660.

Cost of Revenue

Our cost of revenue for the three months ended November 30, 2012, was $33,787, compared to $0 for the three months ended November 30, 2011.  The $33,787 increase is related to an increase in the sales of our products.  Since inception on June 11, 2010 to November 30, 2012, our cost of revenue was $184,584.

Gross Profit

For the three months ended November 30, 2012, gross profit from sales, before taking into account general and administrative expenses was $6,993, compared to $0 for the three months ended November 30, 2011, resulting in an increase of $6,993.  The increase is related to an increase in sales of our products.  Since inception on June 11, 2010 to November 30, 2012, gross profit from sales was $5,076.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2012, was $11,799, resulting in a net loss of $(4,806), compared to general and administrative expenses of $6,595 for the three months ended November 30, 2011, which resulted in a net loss of $(6,595).  This decrease in expenses was primarily due to a reduction in professional fees related to the Company’s SEC reporting requirements.  General and administrative expenses for the three months ended November 30, 2012, primarily consisted of professional fees of $5,000.  Since inception on June 11, 2010 to November 30, 2012, general and administrative fees were $55,464, resulting in a net loss since inception of $(20,388).

For the Nine Months Ended November 30, 2012 Compared to the Nine Months Ended November 30, 2011

Revenue

For the nine months ended November 30, 2012, revenue from operations were $151,380, compared to $11,700 for the nine months ended November 30, 2011, an increase of $139,680.  The increase is related to increased sales of our products.  The revenue was primarily derived from the sale of our prenatal DSS tablets.

Cost of Revenue

Our cost of revenue for the nine months ended November 30, 2012, was $125,526, compared to $9,556 for the nine months ended November 30, 2011, an increase of 115,970 which is related to an increase of sales of our products.

Gross Profit

For the nine months ended November 30, 2012, gross profit from sales, before taking into account general and administrative expenses was $25,854, compared to $2,144 for the nine months ended November 30, 2011, resulting in an increase of $23,710.

General and Administrative Expenses

General and administrative expenses for the nine months ended November 30, 2012, was $27,203, resulting in a net loss of $(1,349), compared to general and administrative expenses of $15,772 for the nine months ended November 30, 2011, which resulted in a net loss of $(13,628).  This increase in expenses was related to an increase in operations.  General and administrative expenses for the nine months ended November 30, 2012, primarily consisted of professional fees of $18,490.

Liquidity & Capital Resources

As of November 30, 2012, the Company had a cash balance of $30,411.  On July 29, 2011, the Company sold an aggregate of 3,600,000 shares of its common stock to 3 investors for a total consideration of $3,600.  On August 30, 2011, the Company commenced a private placement for up to 1,000,000 shares of its common stock, of which the Company sold only 155,000 shares for total consideration of $15,500.  The Company believes that such funds will be insufficient to fund its expenses over the next twelve months.  There can be no assurance that additional capital will be available to the Company.  The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

On November 22, 2010, Mr. Fridman, the Company’s Chief Executive Officer, loaned the Company $3,000 cash in exchange for a promissory note.  On June 19, 2012, Mr. Fridman loaned the Company an additional $9,000 cash in exchange for a promissory note.  On October 18, 2012, Mr. Fridman loaned the Company an additional $12,000 cash in exchange for a promissory note.  These notes are non-interest bearing, unsecured and due on demand.  At this time, the Company has not paid back any portion of the loan.  Mr. Fridman has orally agreed to lend additional funds to the Company in the event capital is required for the operations of the Company.

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

Using an annualized figure of $30,000 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising, transfer agent and EDGAR services), costs are approximately $2,500 a month.  Given the amount of cash currently on hand, we expect our current cash reserves to last for approximately 12 months.

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

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $100,000.  These expenses will be financed through the Company’s cash on hand of $30,411 as of November 30, 2012, plus approximately $70,000 in capital raised from future sales of our common stock.  We do not anticipate the purchase or sale of any equipment.  We also do not expect any significant additions to the number of employees, unless adequate financing is raised.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended November 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no defaults upon senior securities during the quarter ended November 30, 2012.

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

EAST SHORE DISTRIBUTORS, INC.

Date: January 14, 2013	By:	/s/ Alex Fridman
Name: Alex Fridman
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)