Form 10-K
period 2013-02-28
East Shore Distributors, Inc.
filed 2013-05-29
CIK 1529516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: February 28, 2013

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.0001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year were approximately $151,380.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2012, based on an offering price of $0.10 (at such time there was no market for the common stock) was approximately $375,500.  As of May 29, 2013, the registrant had 39,755,000 shares of its common stock, par value $0.0001 per share, outstanding.

EAST SHORE DISTRIBUTORS, INC.
FOR THE FISCAL YEAR ENDED
FEBRUARY 28, 2013

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

Effects of Alcohol on Individuals

The Campus Alcohol Abuse Prevention Center at Virginia Polytechnic Institute and State University, a leading university prevention center, developed the following table to show the progressive change and effect of alcohol as a person’s BAC level increases:

Progressive Effects of Alcohol

BAC (%)	Behavior	Impairment

0.010–0.029	· Average individual appears normal	· Subtle effects that can be detected with special tests

0.030–0.059	· Mild euphoria; · Sense of well-being; · Relaxation; · Joyousness; · Talkativeness; and · Decreased inhibition	· Concentration

0.06–0.10	· Blunted feelings; and · Extroversion	· Reasoning; · Depth perception; · Peripheral vision; and · Glare recovery

0.11–0.20	· Over-expression · Emotional swings; · Angriness or sadness; · “Super-Human” Feeling; and · Decreased Libido	· Reflexes; · Reaction time; · Gross motor control; · Staggering; and · Slurred speech

0.21–0.29	· Stupor; · Loss of understanding; and · Impaired sensations	· Severe motor impairment; · Loss of consciousness; and · Memory

0.30–0.39	· Severe CNS depression; · Unconsciousness; and · Death possible	· Bladder function; · Breathing; and · Heart rate

≥0.40	· General lack of behavior; · Unconsciousness; and · Death	· Heart rate; and · Breathing

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

LEGAL BAC LIMITS AROUND THE WORLD
BAC	Country

0.00% (zero tolerance)	· Brazil · Romania · Russia · Saudi Arabia	· Slovakia · United Arab Emirates · Bangladesh · Czech Republic

0.02%	· China · Estonia · Poland	· Sweden · Puerto Rico (for drivers 18–20 years old) · Poland

0.03%	· India · Japan	· Uruguay (0.00% for truck/taxi/bus drivers)

0.04%	· Lithuania (0.02% for drivers in first two years after gaining a driving license)

0.05%	· Belgium · Bulgaria · Costa Rica · Denmark · Finland · France (0.025% for bus drivers) · Switzerland · Greece · Hong Kong	· Ireland (0.02% for learner/professional drivers) · Israel · Italy · Peru · Portugal · South Africa · Taiwan · Argentina (0.02% for motorbikes, 0.00% for truck/taxi/bus drivers) · Chile (0.049%)

0.08%	· Malaysia · Mexico · Puerto Rico (for drivers 21 years and older)	· Singapore · United Kingdom (0.02% for operators of fixed-wing aircraft) · United States

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

In the future, we plan on engaging in an Internet advertising campaign on networking sites to further increase the awareness of our Alcohol Strips.  We also plan on attending various trade shows in South America relating to the restaurant and alcoholic beverage industries.  This would give us exposure to our target market and may provide future sales for our product.  We plan to attend the following trade shows during the next 12 months in hopes of marketing and creating interest in our Alcohol Strips:

•
Expo Hospital – Santiago, Chile (July 24-26, 2013) – Expo Hospital is a products and services trade show aimed at Chile’s hospitals and clinics.  There are various government authorities and private sector organizations who attend this show looking for new products to purchase and market.  We would hope to find a buyer or key contact that would allow us to break into the Chilean medical market where we could sell our alcohol test strips to laboratories, hospitals, or clinics.  Expected price of exhibiting at Expo Hospital is $6,000.

•
ExpoMedical – Buenos Aires, Argentina (September 25-27, 2013) – ExpoMedical is an international trade show for the medical and healthcare industry with various hospitals and laboratories attending.  We would hope to target key decision makers in hospitals and laboratories as well as buyers, distributors, wholesalers, and importers who may be able to market or purchase our product directly.  Expected price of exhibiting at ExpoMedical is $6,000.

•
Beauty Dusseldorf – Dusseldorf, Germany (March 21-23, 2014) - Beauty Dusseldorf is the world’s premier trade show for cosmetics and draws approximately 50,000 visitors each year with many cosmetics retailers and distributors attending.  The Company would plan on exhibiting to display our hand and face creams in order to reach European contacts for distribution of our products.  We would also be looking at market competition and new product innovations in the market.  The expected cost of exhibiting at Beauty Dusseldorf is $10,000

We believe our attendance at those events and similar events in the futures will give us exposure to our target market and may provide the Company with avenues toward future customers and sales.  At such time that we obtain 510(k) Approval, if at all, we would plan on marketing our Alcohol Strips at various trade shows in the United States.

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

Apparel Industry

Along with the Company’s other product offerings, Management is currently exploring the potential to expand the Company’s business into the apparel manufacturing and distribution industry.  The apparel manufacturing subsector includes a diverse range of establishments manufacturing full lines of ready-to-wear apparel and custom apparel, including apparel contractors, performing cutting or sewing operations on materials, and entrepreneurial functions involved in apparel manufacture.

Industry

Current global revenue from apparel manufacturing is about $490 billion, according to Market Line.  China controls more than a third of the world export market.  The European Union, Japan, and the U.S. are the largest importers of apparel, together accounting for 90% percent of all imported apparel.

The US apparel manufacturing industry includes about 7,000 companies with combined annual revenue of about $13 billion and is expected to see slow growth in the next two years.  Growth will likely be driven by introduction of new product lines and improvements in efficiency via outsourcing and automation.

Competition

Apparel demand is largely determined by consumer tastes and the comparative costs of manufacture in the U.S. and overseas.  The profitability of individual companies depends on efficient operations and the ability to secure contracts with clothing marketers.  Small companies can compete effectively with large ones by specializing in a particular type of apparel manufacture.  Major companies in the industry include Levi Strauss, PVH, Ralph Lauren, VF Corporation, and Warnaco (all based in the US), along with Armani (Italy) and Youngor Group (China).

Additional Business Development

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

We are entirely dependent on Alex Fridman, our sole officer and director, to generate revenue and identify additional financing sources to provide us the funds necessary to operate over the next twelve (12) months.  We anticipate our expenses over the next twelve (12) months to be approximately $30,000, which will include fulfilling our obligations as a public company.  At this time, our Chief Executive Officer has not identified any sources of additional financing.  Upon developing a trading market for the Company’s common stock, Mr. Fridman intends to seek additional financing through licensed broker-dealers within the various capital markets.

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

The Company has secured the domain www.eastshoredistributors.com and the website is still in the development phase.  Hosting for the website was obtained through an online provider for a monthly fee.  A nominal monthly investment will ensure a designated server to allow quick page load times and all server-related support, including the backup of files and one-on-one customer support.  The website is still in the development phase.

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

Using an annualized figure of $30,000 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,500 a month.  Given the amount of cash currently on hand, we expect our current cash reserves to last for approximately four months.

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

WE USE CHINESE MANUFACTURERS FOR THE PRODUCTION OF SOME OF OUR PRODUCTS WHICH COULD RESULT IN PRODUCT RECALLS OR SAFETY CONCERNS RELATED TO OUR PRODUCTS.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "ESTI." However, there is no active market for our common stock and trading has been extremely limited. The last quoted price for our common stock was $0.25 for a trade on February 25, 2013, as reported on www.otcbb.com. As there is currently little to no market for our common stock, we believe that this last reported price does not accurately reflect the value of the common stock of the Company, and it may not be possible to sell common stock at this price.

(b) Holders

As of May 29, 2013, the Company had 35 shareholders of its common stock.

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

Results of Operations

For the Year Ended February 29, 2013 Compared to the Year Ended February 29, 2012

Revenue

For the year ended February 28, 2013, revenue from operations was $151,380, compared to $47,280 for the year ended February 29, 2012, resulting in an increase of $104,100.  The increase is related to increased sales of the Company’s offered products.  Since inception, our revenue from operations was $219,660.

Cost of Revenue

Our cost of revenue for the year ended February 28, 2013, was $125,526, compared to $41,058 for the year ended February 29, 2012.  The $84,468 increase is related to an increase in the sales of the Company’s offered products.  Since inception, our cost of revenue was $184,584.

Gross Profit

For the year ended February 28, 2013, gross profit from sales, before taking into account general and administrative expenses was $25,854, compared to $6,222 for the year ended February 29, 2012, resulting in an increase of $19,632.  The increase is related to an increase in sales of our products.  Since inception, gross profit from sales was $35,076.

General and Administrative Expenses

General and administrative expenses for the year ended February 28, 2013, was $45,838, resulting in a net loss of $19,984, compared to general and administrative expenses of $25,906 for the year ended February 29, 2012, which resulted in a net loss of $19,684.  Since inception, general and administrative fees were $74,099, resulting in a net loss since inception of $39,023.

Liquidity & Capital Resources

As of February 28, 2013, the Company had a cash balance of $11,177.  On July 29, 2011, the Company sold an aggregate of 3,600,000 shares of its common stock to three investors for a total consideration of $3,600.  On August 30, 2011, the Company commenced a private placement for up to 1,000,000 shares of its common stock, of which the Company sold only 155,000 shares for total consideration of $15,500.  The Company believes that such funds will be insufficient to fund its expenses over the next twelve months.  There can be no assurance that additional capital will be available to the Company.  The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

In November 2010, Mr. Fridman, the Company’s Chief Executive Officer, loaned the Company $3,000 cash in exchange for a promissory note.  In June 2012, Mr. Fridman loaned the Company $9,000 cash in exchange for a promissory note. In October 2012, Mr. Fridman loaned the Company $12,000 cash in exchange for a promissory note. The notes, which total $24,000, are non-interest bearing, unsecured and due on demand.  At this time, the Company has not paid back any portion of the outstanding principal balance of the notes.  Mr. Fridman has orally agreed to lend additional funds to the Company in the event capital is required for the operations of the Company.

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

Using an annualized figure of $30,000 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,500 a month.  Given the amount of cash currently on hand, we expect our current cash reserves to last for approximately four months.

Over the next 12 months would like to raise a minimum of $100,000 and a maximum of $200,000 in order to continue our marketing plan and expand our customer base.  To achieve our goals, a large portion of the funds raised will be invested in advertising, marketing, travel and product development expenses.  Our success is contingent upon having enough capital to build a strong customer base to support the business.  We hope to raise additional funds within the next 6-8 months.  A private placement is the most likely scenario for the Company to achieve success in raising additional funds for its operations.  There are no discussions with any parties at this point in time for additional funding; however, we will attempt to discuss our business plan with various brokers in the U.S.

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

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $100,000.  These expenses will be financed through the Company’s cash on hand of $11,177 as of February 28, 2013, plus approximately $90,000 in capital raised from future sales of our common stock.  We do not anticipate the purchase or sale of any significant equipment.  We also do not expect any significant additions to the number of employees, unless adequate financing is raised.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-10, which appear at the end of this Annual Report.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2013, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of February 28, 2013, and identified the following material weaknesses:

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

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of May 29, 2013.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next board of directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position

Alex Fridman	62	Chief Executive Officer, Chairman

Scott Carpenter	28	Director

Set forth below is a brief description of the background and business experience of our executive officer and directors:

Alex Fridman, Chief Executive Officer, Chairman

Alex Fridman, 62, is currently the Chief Executive Officer and Chairman of East Shore Distributors, Inc., positions he has held since the Company’s inception in June 2010.  He is responsible for all daily operations and management of the Company, as well as the development of the Company’s customer base and overall business strategy.  In 2008, Mr. Fridman founded MPC, LLC (“MPC”), a limited liability company focused on the sale of pharmaceutical and medical products and sports nutrition and weight loss supplements to various traders and brokers for resale in the South American market.  Mr. Fridman continues to serve as the managing member of MPC.  During Mr. Fridman’s time at MPC, he has developed trading relationships with business partners and entities in South America, as well as attended various trade shows looking for new customers for MPC’s products.  Prior to founding MPC, from 1998 to 2008, Mr. Fridman served as the Manager of Technical Support and Mechanical Engineering for the Asbury Park Press in Neptune, NJ.  Mr. Fridman received an engineering degree from Kiev Polytechnic Institute.

The Company believes that Mr. Fridman’s experience in global product development and sales, particularly in the South American market, as well as his business relationships, make him a valuable addition to the Company’s board of directors.  Currently, Mr. Fridman is committed to devoting 20 hours per week to running our business.

Scott Carpenter, Director

Scott Carpenter, 28, is an independent director of the Company.  He is currently a Software Engineer and Architect at Future Skies, Inc., a custom software development company specializing in communications interoperability for the military.  At Future Skies, Mr. Carpenter designs, architects, and engineers current and emerging Army Battle Command Systems and gateways.  Mr. Carpenter has held such position since March 2010.  Prior to joining Future Skies, Mr. Carpenter served as a Systems Planner, Research and Development Engineer for the Communications, Electronics, Research, Development and Engineering Center (CERDEC) of the U.S. Army from July 2007 to March 2010.  CERDEC is the leader in communications and electronics research and development for the Army.  At CERDEC, Mr. Carpenter led a team of engineers, testers, and field support representatives in the development, test, and support of an emerging Command and Control system.  Prior to defense work, Mr. Carpenter was employed by Apprise Software, Inc., in developing Enterprise Resource Planning (ERP), Distribution and Supply Chain Management software.  Mr. Carpenter does not currently hold any other directorships.  Mr. Carpenter received his Bachelor of Science in Computer Science from The College of New Jersey, and his Master of Engineering in Computer Engineering from Stevens Institute of Technology.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended February 28, 2013 and February 29, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total

Alex Fridman Chief Executive Officer	2013	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-

Option Grants

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the year ended February 28, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of May 29, 2013, by: (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o East Shore Distributors, Inc., 1020 Fourth Avenue, Wall Township, NJ 07719.

Name	Number of Shares Beneficially Owned	Percent of Class (1)

Alex Fridman, Chief Executive Officer, Chairman	36,000,000	90.55%

Scott Carpenter, Director	0	0%

All Executive Officers and Directors as a group (2 persons)	36,000,000	90.55%

(1)	Based on 39,755,000 shares of common stock outstanding as of May 29, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

In November 22, 2010, the Company issued a promissory note in favor of Alex Fridman, the Company’s Chief Executive Officer, in the principal amount of three thousand dollars ($3,000). In June 2012, the Company issued a promissory note in favor of Mr. Fridman in the principal amount of nine thousand dollars ($9,000). In October 2012, the Company issued a promissory note in favor of Mr. Fridman in the principal amount of twelve-thousand dollars ($12,000).

The notes are non-interest bearing, unsecured, and due on demand. As of the date hereof, the Company has not repaid any principal of the promissory notes.

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

As of May 29, 2013, the board of directors determined that the following director qualifies as independent in accordance with Nasdaq Marketplace Rule 5605(a)(2): Scott Carpenter

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended February 28, 2013 and February 29, 2012, were $16,000 and $17,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended February 28, 2013 and February 29, 2012, were $-0- and $-0-, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended February 28, 2013 and February 29, 2012, were $1,000 and $1,000, respectively.

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

We do not have an audit committee.  Our board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation (as filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

3.2	Certificate of Amendment to the Company’s Articles of Incorporation (as filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

3.3	Bylaws (as filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

14.1	Code of Ethics (as filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	INS XBRL Instance Document **

101.SCH	SCH XBRL Schema Document **

101.CAL	CAL XBRL Calculation Linkbase Document **

101.DEF	DEF XBRL Definition Linkbase Document **

101.LAB	LAB XBRL Label Linkbase Document **

101.PRE	PRE XBRL Presentation Linkbase Document **

* filed herewith

** Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST SHORE DISTRIBUTORS, INC.

Date: May 29, 2013	By:	/s/ Alex Fridman
Name: Alex Fridman
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alex Fridman	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer), Chairman of the Board	May 29, 2013
Alex Fridman

/s/ Scott Carpenter	Director	May 29, 2013
Scott Carpenter

East Shore Distributors, Inc.
(A Development Stage Company)
Financial Statements
February 28, 2013 and February 29, 2012

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
East Shore Distributors, Inc.

We have audited the accompanying balance sheets of East Shore Distributors, Inc. (the “Company”), as of February 28, 2013 and February 29, 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended February 28, 2013 and February 29, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Shore Distributors, Inc. as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for the years ended February 28, 2013 and February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a net loss of $19,984 and net cash used in operations of $23,484 for the year ended February 28, 2013; a working capital deficit of $16,323 and an accumulated deficit of $39,023 at February 28, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
May 6, 2013

East Shore Distributors, Inc.
(A Development Stage Company)
Balance Sheets

	February 28, 2013	February 29, 2012
Assets

Current Assets
Cash	$11,177	$13,661
Inventory	-	45,735
Total Current Assets	11,177	59,396

Total Assets	$11,177	$59,396

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$3,500	$52,735
Loans payable - related party	24,000	3,000
Total Current Liabilities	27,500	55,735

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 39,755,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	18,724	18,724
Deficit accumulated during the development stage	(39,023)	(19,039)
Total Stockholders' Equity (Deficit)	(16,323)	3,661

Total Liabilities and Stockholders' Equity (Deficit)	$11,177	$59,396

East Shore Distributors, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended February 28, 2013	Year Ended February 29, 2012	June 11, 2010 (Inception) to February 28, 2013
Revenue	$151,380	$47,280	$219,660

Cost of revenue	125,526	41,058	184,584

Gross profit	25,854	6,222	35,076

General and administrative expenses	45,838	25,906	74,099

Net loss	$(19,984)	$(19,684)	$(39,023)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the year/period - basic and diluted	39,755,000	38,197,808	38,188,092

East Shore Distributors, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From June 11, 2010 (Inception) to February 28, 2013

			Additional	Deficit	Total
	Common Stock, $0.0001 Par Value		Paid In	Accumulated during	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Issuance of common stock - founder ($0.0001/share)	36,000,000	$3,600	$-	$-	$3,600

Net income from June 11, 2010 (inception) to February 28, 2011	-	-		645	645

Balance - February 28, 2011	36,000,000	3,600	-	645	4,245

Issuance of common stock ($0.001/share)	3,600,000	360	3,240	-	3,600

Issuance of common stock ($0.10/share)	155,000	16	15,484	-	15,500

Net loss - 2012	-	-	-	(19,684)	(19,684)

Balance - February 29, 2012	39,755,000	3,976	18,724	(19,039)	3,661

Net loss - 2013	-	-	-	(19,984)	(19,984)

Balance - February 28, 2013	39,755,000	$3,976	$18,724	$(39,023)	$(16,323)

East Shore Distributors, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended February 28, 2013	Year Ended February 29, 2012	June 11, 2010 (Inception) to February 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,984)	$(19,684)	$(39,023)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Inventory	45,735	(45,735)	-
Increase/(Decrease) in:
Accounts payable and accrued liabilities	(49,235)	52,735	3,500
Net Cash (Used In) Operating Activities	(23,484)	(12,684)	(35,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	21,000	-	24,000
Proceeds from issuance of common stock - founder	-	-	3,600
Proceeds from issuance of common stock	-	19,100	19,100
Net Cash Provided By Financing Activities	21,000	19,100	46,700

Net increase (decrease) in Cash	(2,484)	6,416	11,177

Cash - Beginning of Year/Period	13,661	7,245	-

Cash - End of Year/Period	$11,177	$13,661	$11,177

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income Taxes	$-	$-	$97
Interest	$-	$-	$-

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

East Shore Distributors, Inc. (the “Company”), was incorporated in the State of Nevada on June 11, 2010.  The Company currently distributes a variety of consumer products.  The Company’s fiscal year end is February 28.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At February 28, 2013 and February 29, 2012, the Company had no cash equivalents.

Inventory

In 2012, inventory consisted of finished goods and was valued on a lower of cost or market basis based upon the first-in, first-out method of costing inventory.  At February 28, 2013, the Company had no inventory.

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

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012

The Company reported revenues from the following countries:

	Year Ended February 28, 2013%		Year Ended February 29, 2012%		June 11, 2010 (inception) to February 28, 2013%
United States	$151,380	100%	$47,280	100%	$198,660	90%
Brazil	-	-	-	-	21,000	10%
Total	$151,380	100%	$47,280	100%	$219,660	100%

The Company’s sales concentrations for the years ended February 28, 2013 and February 29, 2012, respectively, is as follows:

Customer	2013	2012
A	86%	-%
B	14%	100%

Cost of Sales

Represents costs directly related to the purchase of the Company’s products and freight.

Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities.  Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method.  Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company had no common stock equivalents since inception.

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

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012

The Company’s financial instruments consisted primarily of cash, accounts payable, and loans payable – related party.  The carrying amounts of the Company’s financial instruments generally approximate their fair values as of February 28, 2013 and February 29, 2012, respectively, due to the short-term nature of these instruments.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.  Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing whether deferred tax assets are realizable requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance.  The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain.  To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company’s deferred tax assets, which increase income tax expense in the period when such a determination is made.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position.  Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations. There were no unrecognized tax benefits for the years ended February 29, 2013 and February 28, 2012.

None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2013, 2012 and 2011, remain subject to examination by the IRS and respective states.

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $19,984 and net cash used in operations of $23,484 for the year ended February 28, 2013; a working capital deficit of $16,323 and a deficit accumulated during the development stage of $39,023 at February 28, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is in the development stage and has not generated sufficient revenues.

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
February 28, 2013 and February 29, 2012

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

Note 3 – Income Taxes

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $39,000 at February 28, 2013, expiring through 2033.  U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

Significant deferred tax assets at February 28, 2013 and 2012 are approximately as follows:

	2013	2012
Gross deferred tax assets:
Net operating loss carryforwards	$13,000	$7,000
Total deferred tax assets	13,000	7,000
Less: valuation allowance	(13,000)	(7,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at February 29, 2012, was $7,000.  The net change in valuation allowance during the years ended February 28, 2013 was an increase of approximately $6,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2013.

The actual tax benefit differs from the expected tax benefit for the period ended February 28, 2013 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	2013	2012
Expected tax expense (benefit)	$(7,000)	$(7,000)
Change in valuation allowance	7,000	7,000
Actual tax expense (benefit)	$-	$-

Note 4 – Loans Payable – Related Party

During November 2010, the Company’s Chief Executive Officer advanced $3,000.  The loan is non-interest bearing, unsecured and due on demand.

East Shore Distributors, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012

During June 2012, the Company’s Chief Executive Officer advanced $9,000.  The loan is non-interest bearing, unsecured and due on demand.

During October 2012, the Company’s Chief Executive Officer advanced $12,000.  The loan is non-interest bearing, unsecured and due on demand.

Note 5 Stockholders’ Equity (Deficit)

In June 2010, the Company issued 36,000,000 shares of common stock to its founder for $3,600.

In July 2011, the Company issued 3,600,000 shares of common stock for $3,600 ($0.001/share).

In August and September 2011, the Company issued 155,000 shares of common stock for $15,500 ($0.10/share).