Form 10-Q
period 2013-05-31
East Shore Distributors, Inc.
filed 2013-07-10
CIK 1529516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2013

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

As of July 8, 2013, there were 39,755,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

East Shore Distributors, Inc.

(A Development Stage Company)

Financial Statements

May 31, 2013

(Unaudited)

CONTENTS

Page(s)

Balance Sheets – May 31, 2013 (Unaudited) and February 28, 2013	1

Statements of Operations – Three Months Ended May 31, 2013 and 2012, and from June 11, 2010 (Inception) to May 31, 2013 (Unaudited)	2

Statement of Stockholders’ Equity (Deficit) – June 11, 2010 (Inception) to May 31, 2013 (Unaudited)	3

Statements of Cash Flows – Three Months Ended May 31, 2013 and 2012, and June 11, 2010 (Inception) to May 31, 2013 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5 - 9

East Shore Distributors, Inc.

 (A Development Stage Company)

Balance Sheets

	May 31, 2013	February 28, 2013
	(Unaudited)
Assets

Current Assets
Cash	$4,252	$11,177
Total Current Assets	4,252	11,177

Total Assets	$4,252	$11,177

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$5,500	$3,500
Loans payable - related party	24,000	24,000
Total Current Liabilities	29,500	27,500

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 39,755,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	18,724	18,724
Deficit accumulated during the development stage	(47,948)	(39,023)
Total Stockholders' Deficit	(25,248)	(16,323)

Total Liabilities and Stockholders' Deficit	$4,252	$11,177

See accompanying notes to financial statements

East Shore Distributors, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended May 31,		June 11, 2010 (Inception) to May 31, 2013
	2013	2012
Revenue	$-	$55,805	$219,660

Cost of revenue	-	45,735	184,584

Gross profit	-	10,070	35,076

General and administrative expenses	8,925	9,160	83,024

Net income (loss)	$(8,925)	$910	$(47,948)

Net loss per common share - basic and diluted	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	39,755,000	39,755,000	38,320,954

See accompanying notes to financial statements

East Shore Distributors, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

From June 11, 2010 (Inception) to May 31, 2013

(Unaudited)

	Common Stock, $0.0001 Par Value		Additional Paid In Capital	Deficit Accumulated during Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount

Issuance of common stock - founder ($0.0001/share)	36,000,000	$3,600	$-	$-	$3,600

Net income from June 11, 2010 (inception) to February 28, 2011	-	-		645	645

Balance - February 28, 2011	36,000,000	3,600	-	645	4,245

Issuance of common stock ($0.001/share)	3,600,000	360	3,240	-	3,600

Issuance of common stock ($0.10/share)	155,000	16	15,484	-	15,500

Net loss - 2012	-	-	-	(19,684)	(19,684)

Balance - February 29, 2012	39,755,000	3,976	18,724	(19,039)	3,661

Net loss - 2013	-	-	-	(19,984)	(19,984)

Balance - February 28, 2013	39,755,000	3,976	18,724	(39,023)	(16,323)

Net loss for the three months ended May 31, 2013	-	-	-	(8,925)	(8,925)

Balance - May 31, 2013	39,755,000	$3,976	$18,724	$(47,948)	$(25,248)

See accompanying notes to financial statements

East Shore Distributors, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31,		June 11, 2010 (Inception) to May 31, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,925)	$910	$(47,948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Inventory	-	45,735	-
Increase/(Decrease) in:
Accounts payable	2,000	(41,735)	5,500
Customer deposit	-	10,800	-
Net Cash Provided By (Used In) Operating Activities	(6,925)	15,710	(42,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	-	-	24,000
Proceeds from issuance of common stock - founder	-	-	3,600
Proceeds from issuance of common stock	-	-	19,100
Net Cash Provided By Financing Activities	-	-	46,700

Net increase (decrease) in Cash	(6,925)	15,710	4,252

Cash - Beginning of Period	11,177	13,661	-

Cash - End of Period	$4,252	$29,371	$4,252

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$97
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for subscription receivable	$-	$-	$-

See accompanying notes to financial statements

East Shore Distributors, Inc.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information.

The financial information as of February 28, 2013 is derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended February 28, 2013.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended May 31, 2013, are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

East Shore Distributors, Inc. (the “Company”), was incorporated in the State of Nevada on June 11, 2010. The Company’s focus is distributing a variety of consumer products.

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

East Shore Distributors, Inc.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

(Unaudited)

The Company reported revenues from the following countries:

	Three Months Ended May 31, 2013%		Three Months Ended May 31, 2012%		June 11, 2010 (Inception) to May 31, 2013%
United States	$-	-	$55,805	100%	$198,660	90%
Brazil	-	-	-	-	21,000	10%
Total	$-	-	$55,805	100%	$219,660	100%

The Company’s sales concentrations for the three months ended May 31, 2013 and 2012, respectively, is as follows:

Customer	2013	2012
A	-%	100%
B	-%	-%

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

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

Cash and Cash Equivalents

East Shore Distributors, Inc.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

(Unaudited)

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At May 31, 2013 and February 28, 2013, the Company had no cash equivalents.

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

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

●

Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

●

Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company’s financial instruments consisted primarily of cash, accounts payable and loan payable – related party. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of May 31, 2013 and February 28, 2013, due to the short-term nature of these instruments.

East Shore Distributors, Inc.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

(Unaudited)

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $8,925 and net cash used in operations of $6,925 for the three months ended May 31, 2013, and a working capital deficit of $22,700 and stockholders’ deficit of $25,248 at May 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 Stockholders’ Equity (Deficit)

East Shore Distributors, Inc.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

(Unaudited)

In June 2010, the Company issued 36,000,000 shares of common stock to its founder for $3,600. ($0.0001/share).

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

Results of Operations

For the Three Months Ended May 31, 2013, Compared to the Three Months Ended May 31, 2012

Revenue

For the three months ended May 31, 2013, revenue from operations were $0, compared to $55,805 for the three months ended May 31, 2012, a decrease of $55,805. The decrease is related to a decrease in demand and sales of our products. Since inception on June 11, 2010 to November 30, 2012, our revenue from operations was $219,660.

Cost of Revenue

Our cost of revenue for the three months ended May 31, 2013, was $0, compared to $45,735 for the three months ended May 31, 2012. The $45,735 decrease is related to a decrease in the sales of our products. Since inception on June 11, 2010 to May 31, 2013, our total cost of revenue was $184,584.

Gross Profit

For the three months ended May 31, 2013, gross profit from sales, before taking into account general and administrative expenses was $0, compared to $10,070 for the three months ended May 31, 2012, resulting in a decrease of $10,070. The decrease is related to a decrease in the sales of our products. Since inception on June 11, 2010 to May 31, 2013, gross profit from sales was $35,076.

General and Administrative Expenses

General and administrative expenses for the three months ended May 31, 2013, was $8,925, resulting in a net loss of $(8,925), compared to general and administrative expenses of $9,160 for the three months ended May 31, 2012, which resulted in a net income of $910. Since inception on June 11, 2010 to May 31, 2013, general and administrative fees were $83,024, resulting in a net loss since inception of $(47,948).

Liquidity & Capital Resources

As of May 31, 2013, the Company had a cash balance of $4,252. On July 29, 2011, the Company sold an aggregate of 3,600,000 shares of its common stock to 3 investors for a total consideration of $3,600.  On August 30, 2011, the Company commenced a private placement for up to 1,000,000 shares of its common stock, of which the Company sold only 155,000 shares for total consideration of $15,500. The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Using an annualized figure of approximately $30,000 for our general and administrative expenses, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising, transfer agent and EDGAR services), costs are approximately $2,500 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for approximately two months.

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

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $100,000. These expenses will be financed through the Company’s cash on hand of $4,252 as of May 31, 2013, plus approximately $95,000 in capital raised from future sales of our common stock. We do not anticipate the purchase or sale of any equipment. We also do not expect any significant additions to the number of employees, unless adequate financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended May 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on May 29, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended May 31, 2013.

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

EAST SHORE DISTRIBUTORS, INC.

Date: July 10, 2013	By:	/s/ Alex Fridman
Name: Alex Fridman
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)