Form 10-Q
period 2013-08-31
East Shore Distributors, Inc.
filed 2013-10-15
CIK 1529516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2013

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

As of October 14, 2013, there were 39,755,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

East Shore Distributors, Inc.

(A Development Stage Company)

Balance Sheets

	August 31, 2013	February 28, 2013
	(Unaudited)
Assets

Current Assets
Cash	$1,401	$11,177
Total Current Assets	1,401	11,177

Total Assets	$1,401	$11,177

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$9,100	$3,500
Loans payable - related party	24,000	24,000
Total Current Liabilities	33,100	27,500

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 39,755,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	18,724	18,724
Deficit accumulated during the development stage	(54,399)	(39,023)
Total Stockholders' Deficit	(31,699)	(16,323)

Total Liabilities and Stockholders' Deficit	$1,401	$11,177

See accompanying notes to financial statements

East Shore Distributors, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,		June 11, 2010 (Inception) to
	2013	2012	2013	2012	August 31, 2013
Revenue	$-	$54,796	$-	$110,601	$219,660

Cost of revenue	-	46,005	-	91,740	184,584

Gross profit	-	8,791	-	18,861	35,076

General and administrative expenses	6,451	6,245	15,376	15,405	89,475

Net income (loss)	$(6,451)	$2,546	$(15,376)	$3,456	$(54,399)

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	39,755,000	39,755,000	39,755,000	39,755,000	38,433,046

See accompanying notes to financial statements

East Shore Distributors, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

From June 11, 2010 (Inception) to August 31, 2013

(Unaudited)

	Common Stock, $0.0001 Par Value		Additional Paid In	Deficit Accumulated during Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Issuance of common stock - founder ($0.0001/share)	36,000,000	$3,600	$-	$-	$3,600

Net income from June 11, 2010 (inception) to February 28, 2011	-	-		645	645

Balance - February 28, 2011	36,000,000	3,600	-	645	4,245

Issuance of common stock ($0.001/share)	3,600,000	360	3,240	-	3,600

Issuance of common stock ($0.10/share)	155,000	16	15,484	-	15,500

Net loss - 2012	-	-	-	(19,684)	(19,684)

Balance - February 29, 2012	39,755,000	3,976	18,724	(19,039)	3,661

Net loss - 2013	-	-	-	(19,984)	(19,984)

Balance - February 28, 2013	39,755,000	3,976	18,724	(39,023)	(16,323)

Net loss for the six months ended August 31, 2013	-	-	-	(15,376)	(15,376)

Balance - August 31, 2013 (Unaudited)	39,755,000	$3,976	$18,724	$(54,399)	$(31,699)

See accompanying notes to financial statements

East Shore Distributors, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended August 31,		June 11, 2010 (Inception) to
	2013	2012	August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,376)	$3,456	$(54,399)
Adjustments to reconcile net inome (loss) to net cash (used in) operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Inventory	-	45,735	-
Increase/(Decrease) in:
Accounts payable and accrued liabilities	5,600	(52,735)	9,100
Net Cash Used In Operating Activities	(9,776)	(3,544)	(45,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	-	9,000	24,000
Proceeds from issuance of common stock - founder	-	-	3,600
Proceeds from issuance of common stock	-	-	19,100
Net Cash Provided By Financing Activities	-	9,000	46,700

Net increase (decrease) in Cash	(9,776)	5,456	1,401

Cash - Beginning of Period	11,177	13,661	-

Cash - End of Period	$1,401	$19,117	$1,401

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$97
Interest	$-	$-	$-

See accompanying notes to financial statements

East Shore Distributors, Inc.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2013

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is the Company’s opinion, however, that the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for the years ended February 28, 2013 and February 29, 2012 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended February 28, 2013 and February 29, 2012. The financial information as of February 28, 2013 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended February 28, 2013.  The interim results for the six months ended August 31, 2013 are not necessarily indicative of the results to be expected for the year ending February 28, 2014 or for any future interim periods.

The Company’s fiscal year end is February 28.

Note 2 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

East Shore Distributors, Inc. (the “Company”), was incorporated in the State of Nevada on June 11, 2010. The Company intends to market  a variety of consumer products.

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

August 31, 2013

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

The Company reported revenues from the following countries:

	Three Months Ended August 31, 2013%		Three Months Ended August 31, 2012%		Six Months Ended August 31, 2013%		Six Months Ended August 31, 2012%		June 11, 2010 (Inception) to August 31, 2013%
United States	$-	-	$54,796	100%	$-	-	$110,601	100%	$198,660	90%
Brazil	-	-	-	-	-	-	-	-	21,000	10
Total	$-	-	$54,796	100%	$-	-	$110,601	100%	219,660	100%

The Company’s sales concentrations for the six months ended August 31, 2013 and 2012, respectively, is as follows:

Customer	2013	2012
A	-%	84%
B	-%	16%

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

August 31, 2013

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At August 31, 2013 and February 28, 2013, respectively, the Company had no cash equivalents.

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

East Shore Distributors, Inc.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2013

(Unaudited)

The Company’s financial instruments consisted primarily of cash, accounts payable and accrued liabilities, and loans payable – related party. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of August 31, 2013 and February 28, 2013, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $15,376 and net cash used in operations of $9,776 for the six months ended August 31, 2013, and a working capital deficit and stockholders’ deficit of $31,699 and deficit accumulated during the development stage of $54,399 at August 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

August 31, 2013

(Unaudited)

Note 4 – Loan Payable (Related Party)

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

Note 5 – Stockholders’ Equity (Deficit)

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

Plan of Operation

Our plan of operations over the next twelve months includes (i) the continued marketing of our existing products in the U.S. and South American markets; (ii) the development of our website to enable e-commerce transactions; and (iii) expanding our product offerings to include other unique products. In order to implement our plan of operation, we will need to obtain outside funding or additional funding from our Chief Executive Officer.

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

Results of Operations

For the Three Months Ended August 31, 2013 Compared to the Three Months Ended August 31, 2012

Revenue

For the three months ended August 31, 2013, revenue from operations were $-0-, compared to $54,796 for the three months ended August 31, 2012, a decrease of $54,796. The decrease is related to decreased sales of our products. The revenue from the prior period was primarily derived from the sale of our prenatal DSS tablets. Since inception June 11, 2010 to August 31, 2013, our revenue from operations were $219,660.

Cost of Revenue

Our cost of revenue for the three months ended August 31, 2013, was $-0-, compared to $46,005 for the three months ended August 31, 2012. The $46,005 decrease is related to a decrease in the sales of our products. Since inception June 11, 2010 to August 31, 2013, our cost of revenue was $184,584.

Gross Profit

For the three months ended August 31, 2013, gross profit from sales, before taking into account general and administrative expenses was $-0-, compared to $8,791 for the three months ended August 31, 2012, resulting in a decrease of $8,791. The decrease is related to a decrease in sales of our products. Since inception June 11, 2010 to August 31, 2013, gross profit from sales was $35,076.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2013, was $6,451, resulting in a net loss of $(6,451), compared to general and administrative expenses of $6,245 for the three months ended August 31, 2012, which resulted in a net profit of $2,546. We consider the slight increase in general and administrative expenses from prior period to be nominal. Since inception June 11, 2010 to August 31, 2013, general and administrative expenses were $89,475, resulting in a net loss since inception of $(54,399).

For the Six Months Ended August 31, 2013 Compared to the Six Months Ended August 31, 2012

Revenue

For the six months ended August 31, 2013, revenue from operations were $-0-, compared to $110,601 for the six months ended August 31, 2012, a decrease of $110,601. The decrease is related to a decrease in the sales of our products. The revenue from the comparable prior period was primarily derived from the sale of our prenatal DSS tablets.

Cost of Revenue

Our cost of revenue for the six months ended August 31, 2013, was $-0-, compared to $91,740 for the six months ended August 31, 2012. This decrease is related to a decrease in the sales of our products.

Gross Profit

For the six months ended August 31, 2013, gross profit from sales, before taking into account general and administrative expenses was $-0-, compared to $18,861 for the six months ended August 31, 2012, resulting in an decrease of $18,861. This decrease is related to a decrease in the sales of our products.

General and Administrative Expenses

General and administrative expenses for the six months ended August 31, 2013, was $15,376, resulting in a net loss of $(15,376) compared to general and administrative expenses of $15,405 for the six months ended August 31, 2012, which resulted in a net income of $3,456. We consider the slight increase in general and administrative expenses from period to period to be nominal.

Liquidity & Capital Resources

As of August 31, 2013, the Company had a cash balance of $1,401. On July 29, 2011, the Company sold an aggregate of 3,600,000 shares of its common stock to 3 investors for a total consideration of $3,600. On August 30, 2011, the Company commenced a private placement for up to 1,000,000 shares of its common stock, of which the Company sold only 155,000 shares for total consideration of $15,500. The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company.  The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Using an annualized figure of approximately $30,000 for our general and administrative expenses, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising, transfer agent and EDGAR services), costs are approximately $2,500 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for approximately one month.

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

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $100,000. These expenses will be financed through the Company’s limited cash on hand as of August 31, 2013, plus approximately $100,000 in capital raised from future sales of our common stock. We do not anticipate the purchase or sale of any equipment. We also do not expect any significant additions to the number of employees, unless adequate financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

As reflected in the accompanying financial statements, the Company has a net loss of $15,376 and net cash used in operations of $9,776 for the six months ended August 31, 2013, and a working capital deficit and stockholders’ deficit of $31,699 and deficit accumulated during the development stage of $54,399 at August 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management’s plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended August 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no defaults upon senior securities during the quarter ended August 31, 2013.

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

EAST SHORE DISTRIBUTORS, INC.

Date: October 15, 2013	By:	/s/ Alex Fridman
Name: Alex Fridman
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)