Form 10-Q
period 2013-11-30
East Shore Distributors, Inc.
filed 2014-01-17
CIK 1529516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2013

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

Yes ☐ No ☒

As of January 16, 2014, there were 39,755,000 shares outstanding of the registrant’s common stock.

East Shore Distributors, Inc.

(A Development Stage Company)

Financial Statements

November 30, 2013

(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

 East Shore Distributors, Inc.

(A Development Stage Company)

Balance Sheets

	November 30, 2013	February 28, 2013
	(Unaudited)
Assets

Current Assets
Cash	$-	$11,177
Total Current Assets	-	11,177

Total Assets	$-	$11,177

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$14,879	$3,500
Loans payable - related party	24,000	24,000
Total Current Liabilities	38,879	27,500

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 39,755,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	18,724	18,724
Deficit accumulated during the development stage	(61,579)	(39,023)
Total Stockholders' Deficit	(38,879)	(16,323)

Total Liabilities and Stockholders' Deficit	$-	$11,177

See accompanying notes to financial statements

East Shore Distributors, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended November,		Nine Months Ended November 30,		June 11, 2010 (Inception) to November 30,
	2013	2012	2013	2012	2013
Revenue	$-	$40,780	$-	$151,380	$219,660

Cost of revenue	-	33,787	-	125,526	184,584

Gross profit	-	6,993	-	25,854	35,076

General and administrative expenses	7,180	11,799	22,556	27,203	96,655

Net loss	$(7,180)	$(4,806)	$(22,556)	$(1,349)	$(61,579)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	39,755,000	39,755,000	39,755,000	39,755,000	38,527,918

See accompanying notes to financial statements

East Shore Distributors, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

From June 11, 2010 (Inception) to November 30, 2013

(Unaudited)

	Common Stock, $0.0001 Par Value		Additional Paid In	Deficit Accumulated during Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Issuance of common stock - founder ($0.0001/share)	36,000,000	$3,600	$-	$-	$3,600

Net income from June 11, 2010 (inception) to February 28, 2011	-	-		645	645

Balance - February 28, 2011	36,000,000	3,600	-	645	4,245

Issuance of common stock ($0.001/share)	3,600,000	360	3,240	-	3,600

Issuance of common stock ($0.10/share)	155,000	16	15,484	-	15,500

Net loss - 2012	-	-	-	(19,684)	(19,684)

Balance - February 29, 2012	39,755,000	3,976	18,724	(19,039)	3,661

Net loss - 2013	-	-	-	(19,984)	(19,984)

Balance - February 28, 2013	39,755,000	3,976	18,724	(39,023)	(16,323)

Net loss for the nine months ended November 30, 2013	-	-	-	(22,556)	(22,556)

Balance - November 30, 2013	39,755,000	$3,976	$18,724	$(61,579)	$(38,879)

See accompanying notes to financial statements

East Shore Distributors, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30,		June 11, 2010 (Inception) to
	2013	2012	November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,556)	$(1,349)	$(61,579)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Inventory	-	45,735	-
Increase/(Decrease) in:
Accounts payable and accrued liabilities	11,379	(48,636)	14,879
Net Cash Used In Operating Activities	(11,177)	(4,250)	(46,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	-	21,000	24,000
Proceeds from issuance of common stock - founder	-	-	3,600
Proceeds from issuance of common stock	-	-	19,100
Net Cash Provided By Financing Activities	-	21,000	46,700

Net increase (decrease) in Cash	(11,177)	16,750	-

Cash - Beginning of Period	11,177	13,661	-

Cash - End of Period	$-	$30,411	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$97
Interest	$-	$-	$-

See accompanying notes to financial statements

East Shore Distributors, Inc.

(A Development Stage Company)

Notes to Financial Statements

November 30, 2013

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Reports on Form 10-K for the years ended February 28, 2013 and February 29, 2012, as filed with the SEC, respectively, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended February 28, 2013 and February 29, 2012, respectively. The financial information as of February 28, 2013, is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended February 28, 2013. The interim results for the nine months ended November 30, 2013 are not necessarily indicative of the results to be expected for the year ending February 28, 2014, or for any future interim periods.

The Company’s fiscal year end is February 28.

Note 2 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

East Shore Distributors, Inc. (the “Company”), was incorporated in the State of Nevada on June 11, 2010. The Company markets and distributes a variety of consumer products.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include debt and equity based financing and implementation of the business plan. The Company has not generated a significant amount of revenues from operations since inception.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At November 30, 2013 and February 28, 2013, the Company had no cash equivalents.

East Shore Distributors, Inc.

(A Development Stage Company)

Notes to Financial Statements

November 30, 2013

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

The Company reported revenues from the following countries:

	Three Months Ended November 30,		Three Months Ended November 30,		Nine Months Ended November 30,		Nine Months Ended November 30,		June 11, 2010 (Inception) to November 30,
	2013	%	2012	%	2013	%	2012	%	2013	%
United States	$-	-	$40,780	100%	$-	-	$151,380	100%	$198,660	90%
Brazil	-	-	-	-	-	-	-	-	21,000	10%
Total	$-	-	$40,780	100%	$-	-	$151,380	100%	$219,660	100%

The Company’s sales concentrations for the nine months ended November 30, 2013 and 2012, respectively, is as follows:

Customer	2013	2012
A	-%	86%
B	-%	14%

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

November 30, 2013

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

November 30, 2013

(Unaudited)

●

Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company’s financial instruments consisted primarily of cash, accounts payable and accrued liabilities, and loans payable – related party. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of November 30, 2013 and February 28, 2013, respectively, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $22,556 and net cash used in operations of $11,177 for the nine months ended November 30, 2013, and a working capital deficit and stockholders’ deficit of $38,879 and deficit accumulated during the development stage of $61,579 at November 30, 2013.v These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

November 30, 2013

(Unaudited)

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

Note 6 – Subsequent Event

During December 2013, the Company’s Chief Executive Officer advanced $7,000 to the Company. The loan is non-interest bearing, unsecured and due on demand.

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

Plan of Operation

Our plan of operations over the next twelve months includes (i) the continued marketing and selling of our existing product line to purchasers in the U.S. and South American market; (ii) the development of our website to enable e-commerce transactions; and (iii) expanding our product offerings to include other unique products. In order to implement our plan of operation, we will need to obtain outside funding or additional funding from our Chief Executive Officer.

Currently and for the foreseeable future, the Company will continue to use third parties to manufacture the products the Company sells to its customers. The Company will continue to source and discretely select the best manufacturers able to deliver high quality, reliable, safe and effective products.

The Company believes that it will need a minimum of $100,000 to cover its planned operations over the next 12 months. This estimate includes (i) $40,000 for product marketing, including exhibiting our products at various trade shows; (ii) $20,000 for research and development costs; and (iii) $40,000 for general and administrative costs.

Results of Operations

For the Three Months Ended November 30, 2013 Compared to the Three Months Ended November 30, 2012

Revenue

For the three months ended November 30, 2013, revenue from operations were $0, compared to $40,780 for the three months ended November 30, 2012, a decrease of $40,780. The decrease is related to decreased sales of our products to $0. The revenue from the prior period was primarily derived from the sale of our prenatal DSS tablets. Since inception on June 11, 2010 to November 30, 2013, our revenue from operations was $219,660.

Cost of Revenue

Our cost of revenue for the three months ended November 30, 2013, was $0, compared to $33,787 for the three months ended November 30, 2012. The $33,787 decrease is related to a decrease in the sales of our products to $0. Since inception on June 11, 2010 to November 30, 2013, our cost of revenue was $184,584.

Gross Profit

For the three months ended November 30, 2013, gross profit from sales, before taking into account general and administrative expenses was $0, compared to $6,993 for the three months ended November 30, 2012, resulting in a decrease of $6,993. The decrease in gross profit is related to a decrease in the sales of our products. Since inception on June 11, 2010 to November 30, 2013, gross profit from sales was $33,076.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2013, was $7,180, resulting in a net loss of $7,180, compared to general and administrative expenses of $11,799 for the three months ended November 30, 2012, which resulted in a net loss of $4,806. This decrease in expenses was primarily due to a reduction in professional fees related to the Company’s SEC reporting requirements. Since inception on June 11, 2010 to November 30, 2013, general and administrative fees were $96,655, resulting in a net loss since inception of $61,579.

For the Nine Months Ended November 30, 2013 Compared to the Nine Months Ended November 30, 2012

Revenue

For the nine months ended November 30, 2013, revenue from operations were $0, compared to $151,380 for the nine months ended November 30, 2012, a decrease of $151,380. The decrease is related to decreased sales of our products to $0. The revenue from the prior period was primarily derived from the sale of our prenatal DSS tablets.

Cost of Revenue

Our cost of revenue for the nine months ended November 30, 2013, was $0, compared to $125,526 for the nine months ended November 30, 2012, a decrease of $125,526, which is related to a decrease in the sales of our products to $0.

Gross Profit

For the nine months ended November 30, 2013, gross profit from sales, before taking into account general and administrative expenses was $0, compared to $25,854 for the nine months ended November 30, 2012, resulting in a decrease of $25,854.

General and Administrative Expenses

General and administrative expenses for the nine months ended November 30, 2013, was $22,556, resulting in a net loss of $22,556, compared to general and administrative expenses of $27,203 for the nine months ended November 30, 2012, which resulted in a net loss of $1,349. This decrease in expenses was related to a decrease in professional fees and operations related to the sales of our products.

Liquidity & Capital Resources

As of November 30, 2013, the Company had a cash balance of $0. On July 29, 2011, the Company sold an aggregate of 3,600,000 shares of its common stock to 3 investors for a total consideration of $3,600. On August 30, 2011, the Company commenced a private placement for up to 1,000,000 shares of its common stock, of which the Company sold only 155,000 shares for total consideration of $15,500. The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

On November 22, 2010, Mr. Fridman, the Company’s Chief Executive Officer, loaned the Company $3,000 cash in exchange for a promissory note. On June 19, 2012, Mr. Fridman loaned the Company an additional $9,000 cash in exchange for a promissory note. On October 18, 2012, Mr. Fridman loaned the Company an additional $12,000 cash in exchange for a promissory note. These notes are non-interest bearing, unsecured and due on demand. At this time, the Company has not paid back any portion of the loans. Subsequent to the three month period ended November 30, 2013, Mr. Fridman advanced the Company an additional $7,000. The loan is non-interest bearing, unsecured and due on demand. Mr. Fridman has orally agreed to lend additional funds to the Company in the event capital is required for the operations of the Company.

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

Using an annualized figure of $30,000 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,500 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for less than one month.

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

Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our profit, revenue and growth goals.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $100,000. These expenses will be financed through capital raised from future sales of our common stock. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, unless adequate financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no defaults upon senior securities during the quarter ended November 30, 2013.

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

EAST SHORE DISTRIBUTORS, INC.

Date: January 17, 2014	By:	/s/ Alex Fridman
		Name:	Alex Fridman
		Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)