Form 10-K
period 2014-02-28
East Shore Distributors, Inc.
filed 2014-06-13
CIK 1529516

United States

Securities and Exchange Commission

Washington, D.C. 20549

 FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended February 28, 2014

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 0-55142

 EAST SHORE DISTRIBUTORS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2838091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8335 Sunset Blvd., Suite #238

West Hollywood, California 90069

Address of principal executive offices and zip code)

(323) 337-9086

(Registrant’s telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [ ]      No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [  ]    No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2013, based on an offering price of $0.25 (at such time there was no market for the common stock) was approximately $938,750.  As of February 28, 2014, the registrant had 39,755,000 shares of its common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. BUSINESS

The Company

East Shore Distributors, Inc. (referred to herein as “we”, “us”, “ESTI” or the “Company”) was organized under the laws of the State of Nevada on June 11, 2010, under the name Drive Assure, Inc.  On July 26, 2011, we changed our name to East Shore Distributors, Inc. Prior to February 2014, we pursued a business of distributing consumer products globally, including alcohol detection saliva strips, a facial anti-aging cream and a hand moisturizing cream.

In February 2014, our principal stockholder Alex Fridman sold 36,000,000 shares, comprising approximately 90.55% of our issued and outstanding stock, to Samcorp, and Mr. Fridman and Scott Carpenter resigned as directors and officers of the Company.

On February 10, 2014, Jonathan Lim and Justin Begnaud were appointed directors of the Company. Mr. Lim was also appointed the Chief Executive Officer and Treasurer of the Company, and Mr. Begnaud was appointed Vice President – Chief Operating Officer of the Company.

On March 3, 2014, the Company acquired Crimson Forest Entertainment (USA) LLC for a purchase price of $1,000, and our Board of Directors approved an amendment to the Company’s Articles of Incorporation to change our name to “Crimson Forest Entertainment Group Inc.”, which change will become effective in June 2014.

With our new management and ownership, we intend to build the Company into a global independent motion picture studio that finances, produces and acquires theatrical quality feature films and televisions series, with budgets up to $25 million, for worldwide distribution. We currently have offices in Los Angeles and Shanghai, and our management will play an integral role in all aspects of the film and television production process.

Each member of our senior management team has substantial experience in the filmed entertainment industry in the United States and China. We believe our management’s experience will allow the Company to successfully conceptualize, produce and distribute various film and television projects worldwide and in the local Chinese market, and position the Company as a valuable partner in the growing Chinese theatrical marketplace.

Our website is located at http://www.cff.tv.

Employees

As of February 28, 2014, the Company had two employees, Jonathan Lim and Justin Begnaud. As our business grows, we will need to hire additional employees and consultants in the United States and China to manage and grow our business and operations.

Available Information

We file electronically with the U.S. Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We will make available on our website at http://www.cff.tv/EN/investor.html, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.  The public can also obtain materials that we file with the SEC through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.

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

Risks Related to Our Business

We have a limited operating history and face many of the risks and difficulties frequently encountered by development stage company.

We have a limited operating history, and to date, our efforts have been focused primarily on the development and marketing of our business.  We have limited operating history for investors to evaluate the potential of our business development.  We have not extensively built our customer base or our brand name.  In addition, we also face many of the risks and difficulties inherent in building and establishing a new company. Our future will depend on our ability to produce and bring to market, within prescribed budgets, new film and television projects, and attract investors to our projects and the Company.

We need additional capital to develop our business.

The development, production and distribution of our film and television projects will require the commitment of substantial financial resources.  Currently, we have no established bank-financing arrangements.  Therefore, it is likely we would need to seek additional financing through subsequent future private offerings of our equity securities, debt financings, or strategic partnerships and other arrangements with corporate partners.

Our failure to manage growth will cause a disruption of our operations.

Our future growth will place a significant strain on our management and our operational, accounting, and information systems.  We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems.  We will also need to effectively train, motivate, and manage our employees.  Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

We may incur significant costs to ensure compliance with corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with corporate governance requirements, including under the Sarbanes-Oxley Act of 2002, and other rules implemented by the SEC.  We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.   We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Our future success is substantially dependent on the performance and continued service of Jonathan Lim, our Chief Executive Officer.

We are presently substantially dependent on the experience, abilities and continued services of Jonathan Lim, our Chief Executive Officer. The loss of Mr. Lim’s services would be highly detrimental to our business and could force us to cease operations.

Our future growth will require the recruitment of additional qualified employees, and there is no assurance that we will be able to find such employees on acceptable terms.

To accommodate our future growth, we will need to increase the depth and experience of our employees and management team.  Our future success will depend to a large degree upon the active participation of our key officers and employees.  There is no assurance that we will be able to employ additional qualified persons on acceptable terms.  Lack of qualified employees will adversely affect our business development.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 110,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. We intend to increase our authorized share of common stock to 500,000,000 shares.

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

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is, to date, non-existent, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

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

Samcorp beneficially owns approximately 90.55% of the common stock of the company, which could have a material adverse effect on your rights as a shareholder, including the inability for you to have an impact on matters put to a vote of the company’s shareholders.

Samcorp controls approximately 90.55% of the Company’s common stock, which could negatively impact your right as a shareholder because he can effectively control all decisions of the Company with his vote.  Typically, any corporate decision that needs to be approved by the shareholders requires a majority of the outstanding shares to vote in favor of the corporate action.  Because Samcorp controls more than a majority of the outstanding shares, his vote will be able to dictate the actions of the shareholders which could affect your ability to have an impact on any decisions put to a vote of shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTY.

The Company currently leases an office suite located at 8335 Sunset Blvd., Suite 238, West Hollywood, CA. Our office facilities are suitable and adequate for our business as it is presently conducted.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "ESTI." However, there is no active market for our common stock and trading has been extremely limited. The last quoted price for our common stock was $0.25 for a trade on February 25, 2013, as reported on www.otcbb.com. As there is currently little to no market for our common stock, we believe that this last reported price does not accurately reflect the value of the common stock of the Company, and it may not be possible to sell our common stock at this price.

Holders

As of February 28, 2014, the Company had approximately 35 shareholders of its common stock.

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

Equity Compensation Plan and Stock Option Plan Information

On March 31, 2014, the Company approved the form of 2014 Stock Incentive Plan, which provides for the grant of awards to purchase an aggregate of 20,000,000 shares of common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the period covered by this report (fiscal year ended February 28, 2014), the registrant has not issued any securities without registration under the Securities Act of 1933.

Purchases of Equity Securities

During the fourth quarter of the fiscal year ended February 28, 2014, there were no purchases of the registrant’s common stock by or on behalf of the registrant or any affiliated purchaser.

Transfer Agent

The Company’s transfer agent is Globex Transfer, LLC. located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part I of this Annual Report under the caption “Risk Factors.”

For the Year Ended February 28, 2014 Compared to the Year Ended February 28, 2013

Revenue

For the year ended February 28, 2014, revenue from operations was $0, compared to $151,380 for the year ended February 28, 2013, resulting in a decrease of $151,380. The decrease is related to decreased sales of our products to $0. The revenue from the prior period was primarily derived from the sale our prenatal DSS tablets. Since inception, our revenue from operations was $219,660.

Cost of Revenue

Our cost of revenue for the year ended February 28, 2014, was $0, compared to $125,526 for the year ended February 28, 2013. The $125,526 decrease is related to decreased sales of our products to $0. Since inception, our cost of revenue was $184,584.

Gross Profit

For the year ended February 28, 2014, gross profit from sales, before taking into account general and administrative expenses was zero, compared to $25,854 for the year ended February 28, 2013, resulting in a decrease of $25,854. The decrease in gross profit is related to a decrease in the sales of our products. Since inception, gross profit from sales was $35,076.

General and Administrative Expenses

General and administrative expenses for the year ended February 28, 2014, was $41,157, resulting in a net loss of $41,157, compared to general and administrative expenses of $45,838 for the year ended February 28, 2013, which resulted in a net loss of $19,984. This decrease in expense was primarily due to an decrease in operation expense related to sales of our products. Since inception, general and administrative expense were $115,256, resulting in a net loss since inception of $80,180.

Liquidity & Capital Resources

As of February 28, 2014, the Company had a cash balance of $9,500.  On July 29, 2011, the Company sold an aggregate of 3,600,000 shares of its common stock to three investors for a total consideration of $3,600.  On August 30, 2011, the Company commenced a private placement for up to 1,000,000 shares of its common stock, of which the Company sold 155,000 shares for total consideration of $15,500.

In November 2010, Mr. Fridman, the Company’s previous Chief Executive Officer, loaned the Company $3,000 cash in exchange for a promissory note.  In June 2012, Mr. Fridman loaned the Company an additional $9,000 cash in exchange for a promissory note. In October 2012, Mr. Fridman loaned the Company an additional $12,000 cash in exchange for a promissory note. In December 2013, Mr. Fridman, loaned the Company an additional $7,000 cash in exchange for a promissory note. These loans, which total $31,000, are non-interest bearing, unsecured and due on demand.  At this time, the Company has paid back all $31,000 to Mr. Fridman.

In January and February 2014, Mr. Lim, the Company’s new Chief Executive Officer, loaned the Company $25,000 cash for operations, and subsequently collected on the loan in the amount of $5,000. These loans are non-interest bearing, unsecured and due on demand.

On March 3, 2014, the Company acquired a subsidiary company Crimson Forest Entertainment (USA) LLC from Namaskar Corporation.

On March 23, 2014, the Company entered into a financing agreement with Portnice Investment Limited for the amount of $2,000,000 to be used for operational and project development expenses. The financing agreement was executed as a convertible note purchase agreement with Portnice Investment Limited whereby under this agreement, the company may sell and issue up to an aggregate maximum of $2,000,000 in principal amount of Convertible Notes prior to March 3, 2019. The Notes bear an interest rate equal to 3.8% per annum, compounded annually, based on a 365 day year. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited.

Over the next 12 months, we will focus our activities on financing, producing and acquiring theatrical quality feature films & television series.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2014, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of February 28, 2014, and identified the following material weaknesses:

●

There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the United States (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission.

●

There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of February 28, 2014.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next board of directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Title	Date of Appointment
Jonathan Lim	42	Director, Chief Executive Officer, and Treasurer	February 10, 2014
Justin Begnaud	35	Director and Vice President/COO	February 10, 2014

We do not have a standing audit committee or an audit committee financial expert. We do not have an audit committee financial expert because of the small size of our company and our board of directors at this time, and also because the cost related to retaining a financial expert at this time would be prohibitive.

Resignation of Former Directors and Chief Executive Officer

On February 10, 2014, Mr. Alex Fridman and Mr. Scott Carpenter, each a director serving on the Company’s Board of Directors, agreed to resign from the Board. Effective February 10, 2014, Mr. Alex Fridman resigned as Chief Executive Officer of the Company.

Appointment of New Directors and Executive Officers

Effective February 10, 2014, Mr. Jonathan Lim and Mr. Justin Begnaud were each appointed as members of the Board of Directors. Also on such date, Mr. Lim was appointed as the Chief Executive Officer and Treasurer of the Company and Mr. Begnaud was appointed Vice President – Chief Operating Officer of the Company.

The following description contains the relevant business experience of these new directors and executive officers:

Jonathan Lim - Director, Chief Executive Officer and Treasurer

Jonathan Lim, is our Chief Executive Officer and Chairman of our board of directors. Mr. Lim has over ten years’ experience in the entertainment business in China where he produced and managed over numerous Film & Television projects. Mr. Lim is graduate of both New York and Beijing Film Academy and first feature film “SLAM” was distributed by Sony Pictures Television International and CCTV. Other notable projects include Sony Pictures Television International China’s remake of Sofia’s Diary an interactive Web series which had over 100 million views and the localized launch for China of the Dr.Oz show. Mr. Lim was also the creator/producer of “Made in NBA” a weekly television show for the NBA for over 6 years that was broadcast over 40 channels in Mainland China.

Mr. Lim has over twenty years of business experience in brand development, strategic marketing and planning in the retail business.  From 2002 until February 2014, Mr. Lim has held various executive positions at Aussino Group Limited, an international retailer and wholesaler of home fashion textiles & licensed products.  Mr. Lim previously served as CEO and Managing Director of Aussino Group Limited, and was responsible for the establishment of new stores and franchising expansion activities throughout China and the other Asian markets.

Mr. Lim holds a Bachelor of Commerce in Marketing and Asian Studies from Murdoch University, Australia.

Justin Begnaud – Director and Vice President/COO

Justin R. Begnaud is Vice President – Chief Operating Officer of the Company, and has over 15 years of entertainment experience in developing, financing and producing content for film, television and new media. Previously, Mr. Begnaud was the Head of International Business Development for the television & film financier, Grosvenor Park Media. Prior to joining Grosvenor Park, Mr. Begnaud was the Director of Production and a bond representative on over 30 independent feature films while working for the completion bond company, Film Finances, Inc. Independently, he produced the feature films A GIRL WALKS HOME ALONE AT NIGHT (2014), which premiered at the 2014 Sundance Film Festival, and SWEET LITTLE LIES (2011). He has also produced over a half dozen music videos for artists including Leon Timbo, Kill the Complex, The Visitors, Chief and White Arrows. He was a Showrunner for the online comedy series BEHIND THE BYTE, where he oversaw 60 episodes for AT&T U-Verse and produced over 300 news segments for AT&T's Tech Channel. He produced digital content for Legendary Pictures, Hearst Communications, AT&T, LXTV/NBC, MIT, UCLA, Viacom, MTVu, and History.com. Previously, Mr. Begnaud was a freelance television producer and worked on TV documentaries & non-fiction series for A&E, The History Channel, AMC Networks, AT&T U-Verse, MTV Networks and NBC Universal. Mr. Begnaud began his film career working for Scott Rudin Productions. Additionally, he wrote grants for the Museum of Modern Art and the Tribeca Film Institute in New York City. Mr. Begnaud holds a M.F.A. from the UCLA Graduate School of Theater, Film & Television, a M.S. in Fundraising Management & Nonprofit Administration from Columbia University in New York, and a B.F.A. in Advertising / B.I.D. in Industrial Design from Syracuse University. He is a member of the Producers Guild of America, Film Independent, the International Film & Television Alliance, and the Academy of Television Arts & Sciences.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended February 28, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total

Jonathan Lim, CEO	2014	0	0	0	0	0	0

Justin Begnaud, COO	2014	0	0	0	0	0	0

Alex Fridman, former CEO	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0

Option Grants

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the year ended February 28, 2014.

Long-Term Incentive Plan Awards

The Company does not currently have a long-term incentive plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors.  The Company’s board of directors has the authority to fix the compensation of directors.  No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have an employment agreement in place with any of our executive officers.

Compensation Committee

The Company’s board of directors does not currently have a Compensation Committee.  During the most recently completed fiscal year, Alex Fridman, the Company’s former Chairman, made all decisions concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of February 28, 2014 by: (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o East Shore Distributors, Inc., 8335 Sunset Blvd., Suite #238, West Hollywood, California 90069.

Title of Class	Name and Address Of Beneficial Owners	Amount and Nature Of Beneficial Ownership	Percent Of Class (1)
Common Stock	Samcorp Capital Corporation (2)	36,000,000	90.55%
Common Stock	All officers and directors as a group (two persons)	0	0%

(1)	The number of outstanding shares of common stock of the Company for purposes of calculating the above percentages is 39,755,000.
(2)

The business address of Samcorp Capital Corporation is 278 Ocean Drive, #08-23 The Coast, Sentosa Cove, Singapore. The individual person who has the power to vote and/or dispose of their securities is Mr. Anthony Lim.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

None.

Director Independence

On an annual basis, each director and executive officer of the Company is obligated to disclose any transactions with the Company and any of its subsidiaries in which a director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest.  Following completion of these disclosures, our Board of Directors will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for The NASDAQ Stock Market. As of February 28, 2014, none of our directors qualified as independent in accordance with Nasdaq Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended February 28, 2014 and 2013, were $18,000 and $16,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended February 28, 2014 and 2013, were $0 and $0, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended February 28, 2014 and 2013, were $0 and $1,000, respectively.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or
●

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)     Financial Statements

1. The following financial statements of are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm Balance Sheet at February 28, 2014 and 2013

Statements of Operations - for the years ended February 28, 2014 and 2013

Statements of Cash Flows - for the years ended February 28, 2014 and 2013

Statements of Stockholders’ Equity - for the years ended February 28, 2014 and 2013

Notes to Financial Statements

(b)     Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

3.2

Certificate of Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

3.3	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

10.1

Securities Purchase Agreement, dated February 7, 2014, by and among East Shore Distributors, Inc., Alex Fridman and Samcorp Capital Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2014)

14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

31.1	Certification by the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	INS XBRL Instance Document **

101.SCH	SCH XBRL Schema Document **

101.CAL	CAL XBRL Calculation Linkbase Document **

101.DEF	DEF XBRL Definition Linkbase Document **

101.LAB	LAB XBRL Label Linkbase Document **

101.PRE	PRE XBRL Presentation Linkbase Document **

* filed herewith

** Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

East Shore Distributors, Inc.

Date: June 13, 2014	By: /s/ Jonathan Lim
Jonathan Lim
Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jonathan Lim Jonathan Lim	Chairman of the Board, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)	June 13, 2014
/s/ Justin Begnaud Justin Begnaud	Director	June 13, 2014

EAST SHORE DISTRIBUTORS, INC.

(A Development Stage Company)

Financial Statements

February 28, 2014 and 2013

TABLE OF CONTENTS

Page(s)

Reports of Independent Registered Public Accounting Firms	F-1 – F-2

Balance Sheets – February 28, 2014 and 2013	F-3

Statements of Operations – Years Ended February 28, 2014 and 2013, and from June 11, 2010 (Inception) to February 28, 2014	F-4

Statements of Cash Flows –Years Ended February 28, 2014 and 2013, and June 11, 2010 (Inception) to February 28, 2014	F-5

Statement of Stockholders’ Equity (Deficit) – June 11, 2010 (Inception) to February 28, 2014	F-6

Notes to Financial Statements	F-7 – F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

b

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

East Shore Distributors, Inc.

We have audited the accompanying consolidated balance sheet of East Shore Distributors, Inc. (the “Company”) as of February 28, 2014 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended February 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at February 28, 2014, and the results of its operations and its cash flows for the year ended February 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

City of Industry, California

June 13, 2014

BERMAN & COMPANY, P.A.
Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of East Shore Distributors, Inc., as of February 28, 2013 and February 29, 2012, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended February 28, 2013, February 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Shore Distributors, Inc. as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for the years ended February 28, 2013, February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $19,984 and net cash used in operations of $23,484 for the year ended February 28, 2013; a working capital deficit of $16,323 and an accumulated deficit of $39,023 at February 28, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Berman & Company, P.A.

Boca Raton, Florida
May 6, 2013

551 NW 77th Street Suite 201 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

EAST SHORE DISTRIBUTORS, INC.

(a Development Stage Company)

BALANCE SHEETS

AS OF FEBRUARY 28, 2014 AND 2013

	February 28
	2014	2013
Assets

Current Assets
Cash	$9,500	$11,177
Total Current Assets	9,500	11,177

Total Assets	$9,500	$11,177

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$100	$3,500
Loans payable - related parties	20,000	24,000
Total Current Liabilities	20,100	27,500

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 39,755,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	65,604	18,724
Deficit accumulated during the development stage	(80,180)	(39,023)
Total Stockholders' Deficit	(10,600)	(16,323)

Total Liabilities and Stockholders' Deficit	$9,500	$11,177

See accompanying notes to financial statements.

EAST SHORE DISTRIBUTORS, INC.

 (a Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED

FEBRUARY 28, 2014 AND 2013

	Years Ended February 28,		June 11, 2010 (Inception) to February 28,
	2014	2013	2014
Revenue	$-	$151,380	$219,660

Cost of revenue	-	125,526	184,584

Gross profit	-	25,854	35,076

General and administrative expenses	41,157	45,838	115,256

Net loss	$(41,157)	$(19,984)	$(80,180)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the year/period - basic and diluted	39,755,000	39,755,000	38,607,993

See accompanying notes to financial statements.

EAST SHORE DISTRIBUTORS, INC.

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2014 AND 2013

	Years Ended February 28,		June 11, 2010 (Inception) to
	2014	2013	February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,157)	$(19,984)	$(80,180)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Inventory	-	45,735	-
Accounts payable and accrued liabilities	12,480	(49,235)	15,980
Net Cash (Used In) Operating Activities	(28,677)	(23,484)	(80,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	32,000	21,000	56,000
Repayment of loans payable-related party	(5,000)	-	(5,000)
Proceeds from issuance of common stock – founder	-	-	3,600
Proceeds from issuance of common stock	-	-	19,100
Net Cash Provided By Financing Activities	27,000	21,000	73,700

Net increase (decrease) in Cash	(1,677)	(2,484)	9,500
Cash - Beginning of Year/Period	11,177	13,661	-
Cash - End of Year/Period	$9,500	$11,177	$9,500
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income Taxes	$-	$-	$97
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURES OF NON-CASH FINANCING ACTIVITY:
Related-Party Debt Cancellation	$46,880	$-	$46,880

See accompanying notes to financial statements.

EAST SHORE DISTRIBUTORS, INC.

(a Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FROM JUNE 11, 2010 (INCEPTION) TO FEBRUARY 28, 2014

			Additional	Deficit	Total
	Common Stock, $0.0001 Par Value		Paid In	Accumulated during	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Issuance of common stock - founder ($0.0001/share)	$36,000,000	$3,600	$-	$-	$3,600

Net income from June 11, 2010 (inception) to February 28, 2011	-	0	0	645	645

Balance - February 28, 2011	36,000,000	3,600	-	645	4,245

Issuance of common stock ($0.0001/share)	3,600,000	360	3,240	-	3,600

Issuance of common stock ($0.10/share)	155,000	16	15,484.00	-	15,500

Net loss - 2012	-	-	-	(19,684)	(19,684)

Balance - February 29, 2012	39,755,000	3,976	18,724	(19,039)	3,661

Net loss - 2013	-	-	-	(19,984)	(19,984)

Balance - February 28, 2013	$39,755,000	$3,976	$18,724	$(39,023)	$(16,323)

Related-Party Debt Cancellation	-	-	46,880	-	46,880

Net loss - 2014	-		-	(41,157)	(41,157)

Balance - February 28, 2014	$39,755,000	$3,976	$65,604	$(80,180)	$(10,600)

See accompanying notes to financial statements.

EAST SHORE DISTRIBUTORS, INC.

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2014 AND 2013

1.	NATURE OF OPERATIONS

East Shore Distributors, Inc. (the “Company”), was incorporated in the State of Nevada on June 11, 2010. The Company was in the business of distributing a variety of consumer products until the execution of “Security Purchase Agreement” took place on February 7, 2014. Since then, the new management and board of directors are in the business of financing, producing and acquiring theatrical quality feature films and television series.

2.	DEVELOPMENT STAGE

The Company’s financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include debt and equity based financing and implementation of the business plan. The Company has not generated significant revenues from operations since inception.

3.	RISKS AND UNCERTAINTIES

The Company’s operations will be subject to normal entertainment industry risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Revenue from sales of products to customers is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred or the services have been performed, (3) the selling price is fixed or determinable, and (4) collectability of the resulting receivable is reasonably assured, net of returns, trade discounts and allowances. Depending on the relationship with the customer, the Company recognizes revenue upon shipment or arrival at destination. There is no stated right to return and there have been no returns.

EAST SHORE DISTRIBUTORS, INC.

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2014 AND 2013

The Company reported revenues from the following countries:

	Year Ended February 28, 2014%		Year Ended February 28, 2013%		June 11, 2010 (inception) to February 28, 2013%
United States	-	-	$151,380	100%	$198,660	90%
Brazil	-	-	-	-	21,000	10%
Total	-	-	$151,380	100%	$ 219,660	100%

The Company’s sales concentrations for the years ended February 28, 2014 and February 29, 2013, respectively, is as follows:

Customer	Year Ended February 28, 2014	Year Ended February 28, 2013
A	-	86%
B	-	14%
Total	-	100%

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At February 28, 2014 and February 28, 2013, the Company had no cash equivalents.

Inventory

At February 28, 2014 and February 28, 2013, the Company had no inventory.

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

FOR THE YEARS ENDED FEBRUARY 28, 2014 AND 2013

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

   The Company’s financial instruments consisted primarily of cash, accounts payable, and loans payable – related party. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of February 28, 2014 and February 28, 2013, respectively, due to the short-term nature of these instruments.

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations. There were no unrecognized tax benefits for the years ended February 28, 2014 and 2013.

None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities. However, fiscal years 2014, 2013, 2012 and 2011, remain subject to examination by the IRS and respective states.

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company.

EAST SHORE DISTRIBUTORS, INC.

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2014 AND 2013

5.	INCOME TAX

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $80,180 at February 28, 2014, expiring through 2034. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

Significant deferred tax assets at February 28, 2014 and 2013 are approximately as follows:

	2014	2013
Gross deferred tax assets:
Net operating loss carryforwards	$27,000	$13,000
Total deferred tax assets	27,000	13,000
Less: valuation allowance	(27,000)	(13,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at February 28, 2013, was $13,000. The net change in valuation allowance during the year ended February 28, 2014 was an increase of approximately $14,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2014.

EAST SHORE DISTRIBUTORS, INC.

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2014 AND 2013

The actual tax benefit differs from the expected tax benefit for the period ended February 28, 2014 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	2014	2013
Expected tax expense (benefit)	$(14,000)	$(7,000)
Change in valuation allowance	14,000	7,000
Actual tax expense (benefit)	$-	$-

6. LOAN PAYABLE-RELATED PARTIES

The related parties listed below loaned money to the Company for working capital. As of February 28, 2014 and 2013 due to related party consisted of the following as of:

	2014	2013
Jonathan Lim (CEO)	$(20,000)	$-
Alex Fridman (Previous CEO and majority shareholder)	-	(24,000)
Total	$20,000	$(24,000)

The amounts are interest –free, unsecured and repayable on demand.

7.	STOCKHOLDER’S EQUITY (DEFICIT)

In June 2010, the Company issued 36,000,000 shares of common stock to its founder for $3,600.

In July 2011, the Company issued 3,600,000 shares of common stock for $3,600 ($0.0001/share).

In August and September 2011, the Company issued 155,000 shares of common stock for $15,500 ($0.10/share).

In February 2014, the Company entered into a “Securities Purchase Agreement” (“Agreement”) by and among itself, Alex Fridman (“Fridman”), previous CEO and majority shareholder, and Samcorp Capital Corporation (“Samcorp”). Pursuant to the Agreement, Fridman sold and transferred 36,000,000 shares (approximately 90.55% of the issued and outstanding) of the Company’s common stock to Samcorp in consideration for $329,600. The consideration would be partially applied to pay off loan from Fridman to the Company in amount of $31,000 and certain outstanding professional liabilities in amount of $15,800.

According to ASC470-50-40, Debt Modification and Extinguishments, it states that 'extinguishment transaction between related entities may be in essence capital transactions'. Hence, Samcorp, upon the execution of the Agreement, had agreed to cancel the debt in amount of $46,880. As a result of the debt cancellation, the Company had recognized increase in addition-paid-in-capital for the year ended February 28, 2014.

8.	SUBSEQUENT EVENTS

On March 3, 2014, the Company acquired 100% ownership of Crimson Forest Entertainment (USA) LLC from Namaskar Corporation for a cash price of $1,000.

EAST SHORE DISTRIBUTORS, INC.

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2014 AND 2013

On March 10, 2014, the Company approved an amendment to Articles of Incorporation to change the name of the Company to “Crimson Forest Entertainment Group Inc.”

On March 10, 2014, the Company approved an increase of the Company’s authorized common stock from 100,000,000 to 500,000,000 shares.

On March 23, 2014, the Company entered a Convertible Notes Purchase Agreement with Portnice Investment Limited. Subject to the terms and conditions of this agreement, the Company may issue up to an aggregate maximum of $2,000,000 in principal amount of Convertible Notes prior to March, 2019. The Convertible Notes pay interest at a rate of 3.8 % per annum, compounded annually, based on a 365 day year. Principal and any accrued but unpaid interest under Convertible Notes is due and payable on the earlier of (a) the fifth year anniversary of the issuance date of Convertible Notes (b) the consummation of a Qualified Financing, which involves the issuance of capital stock and results in gross proceeds equal to or in excess of $3,000,000. The Convertible Notes are convertible at the holders’ option into shares of Company common stock at $0.008 per share or at the purchase price of the Capital Stock issued in the Qualified Financing. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 to Portnice Investment Limited.

On March 31, 2014, the Company approved 2014 Stock Incentive Plan which provides for the grant of awards to purchase an aggregate of 20,000,000 shares of the Company common stock.

The Company has evaluated subsequent events through the date the financial statements were issued. Management does not believe there were any other subsequent events have occurred that would require further disclosure or adjustment to the financial statements.