Form 10-Q
period 2014-05-31
Crimson Forest Entertainment Group Inc.
filed 2014-07-21
CIK 1529516

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                        to

0-55142

(Commission File Number)

CRIMSON FOREST ENTERTAINMENT GROUP INC.

(Exact name of small business issuer as specified in its charter)

Nevada	27-2838091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8335 Sunset Blvd., Suite #238

West Hollywood, California 90069

(Address of principal executive offices)

(323) 337-9086

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 31, 2014: 39,755,000.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2014 AND FEBRUARY 28, 2014

	May 31, 2014	February 28, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$33,946	$9,500
Total Current Assets	33,946	9,500
Other Assets
Film Costs	68,857	-
Organization Costs	900	-
Other Assets	220	-
Total Assets	$103,923	$9,500

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$53,856	$100
Loans payable - related parties	2,497	20,000
Total Current Liabilities	56,353	20,100
Long Term Liabilities
Convertible debt	250,000	-
Accrued Interest	1,822	-
Total Liabilities	308,175	20,100

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 39,755,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	65,604	65,604

Accumulated deficit	(273,832)	(80,180)
Total Stockholders’ Deficit	(204,252)	(10,600)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$103,923	$9,500

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATION
AND OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MAY 31, 2014 AND 2013

	Three Months Ended May 31,
	2014	2013
Revenue	$-	$

Cost of revenue	-
Gross profit	-
General and administrative expenses	193,652		8,925

Net loss	$(193,652)		$(8,925)

Other Comprehensive Loss	$(193,652)		$(8,925)

Net loss per common share - basic and diluted	$(0.00)		$(0.00)
Weighted average number of common shares outstanding during the period - basic and diluted	39,755,000		39,755,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2014 AND 2013

	Three Months Ended May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(193,652)	$(8,925)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Film Costs	(47,844)	-
Other Assets	(220)
Accounts payable and accrued liabilities	32,901	2,000
Net Cash (Used In) Operating Activities	(208,815)	(6,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from Acquisition of Crimson Forest	764	-
Net Cash (Used In) Investing Activities	764	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	2,497	-
Repayment of loans payable-related party	(20,000)
Proceeds from issuance of convertible debt	250,000
Net Cash Provided By Financing Activities	232,497	-
Net increase (decrease) in Cash	24,446	(6,925)
Cash - Beginning of Period	9,500	11,177
Cash - End of Period	$33,946	$4,252

SUPPLEMENTARY DISCLOSURES OF NON-CASH FINANCING ACTIVITY:

Acquisition Payable of Crimson Forest	$1,000	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FROM MARCH 1, 2014 (INCEPTION) TO MAY 31, 2014

			Additional		Total
	Common Stock, $0.0001 Par Value		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - March 1, 2014	39,755,000	3,976	65,604	(80,180)	(10,600)
Net loss for the three months ended May 31, 2014	-		-	(193,652)	(193,652)
Balance - May 31, 2014	39,755,000	3,976	65,604	(273,832)	(204,252)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

1. NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Crimson Forest Entertainment Group, Inc. (formerly known as East Shore Distributors, Inc.) and its wholly owned subsidiaries, Crimson Forest Entertainment (USA) LLC and Unknown Caller LLC (collectively referred as the “Company,” unless the context indicates otherwise). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Crimson Forest Entertainment Group Inc. was incorporated in the State of Nevada on June 11, 2010. The Company was in the business of distributing a variety of consumer products until the execution of a “Security Purchase Agreement” on February 7, 2014. Since then, the new management and board of directors are in the business of financing, producing and acquiring theatrical quality feature films and television series.

On March 3, 2014, the Company entered into a Membership Interest Agreement with Namaskar Corporation, a California corporation and a related party of the Company. Subject to the terms and conditions of this agreement, the Company acquired 1,000 membership interest units of Crimson Forest Entertainment (USA) LLC (“Crimson Forest”), a California limited liability company with a purchase price of $1,000. Subsequent to the acquisition, Crimson Forest became a 100% owned subsidiary of the Company.

During March 2014, the Company founded a wholly owned entity, Unknown Caller LLC, a California limited liability company, with initial capital contribution of $5,500.

2. RISKS AND UNCERTAINTIES

The Company’s operations will be subject to normal entertainment industry risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidation financial statements and notes thereto for the fiscal year ended February 28, 2014 included in the Company’s Form 10-K. In the opinion of management, the interim financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

In the three months ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

Cost of Sales

Represents costs directly related to the purchase of the Company’s products and freight.

Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because the Company incurred losses for the three months ended May 31, 2014, the number of basic and diluted shares of common stock is the same since any effect from outstanding convertible debt would be anti-dilutive.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At May 31, 2014 and May 31, 2013, the Company had no cash equivalents.

Film Costs

The Company capitalizes film costs, including direct negative costs and production overhead in accordance with ASC 835-20. Direct negative costs include costs to acquire the rights to intellectual property (e.g., film rights to books or stage plays, or original screenplays); the cost of adaptation or development of the property.

Production overhead includes allocation of costs of individuals or departments with exclusive or significant responsibility for the production of films. Production overhead does not include general and administrative expenses.

Unamoritzed film costs are tested for impairment when there is an indication that the fair value of the film may be less than unamortized costs. Consistent with the rules for recognizing impairment of long-lived assets in ASC 360, the standard sets forth examples of events or changes in circumstances that indicate that the entity must assess whether the fair value of the film (whether it has been completed or is still in production) is less than the carrying amount of its unamortized film costs.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

1. An adverse change in the expected performance of the film prior to its release

2. Actual costs substantially in excess of budgeted costs

3. Substantial delays in completion or release schedules

4. Changes in release plans, such as a reduction in the initial release pattern

5. Insufficient funding or resources to complete the film and to market it effectively

6. Actual performance subsequent to release fails to meet prerelease expectations. (ASC 926-20-35-12)

As of May 31, 2014, the carrying value of the film costs was $68,857.

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

The Company’s financial instruments consisted primarily of cash, film costs, accounts payable, and loans payable – related party. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of May 31, 2014 and February 28, 2014, respectively, due to the short-term nature of these instruments.

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations. There were no unrecognized tax benefits for the three months ended May 31, 2014 and 2013.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities. However, fiscal years 2014, 2013, 2012 and 2011, remain subject to examination by the IRS and respective states.

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company.

4. INCOME TAX

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. The Company has established a valuation allowance to reflect the likelihood of the realization of deferred tax assets.

The Company has a net operating loss carry forward for tax purposes totaling approximately $273,832 at May 31, 2014, expiring through 2034. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).

Significant deferred tax assets at May 31, 2014 and February 28, 2014 are approximately as follows:

	May 31, 2014	February 28, 2014

Gross deferred tax assets:
Net operating loss carry forwards	$93,000	$27,000
Total deferred tax assets	93,000	27,000
Less: valuation allowance	(93,000)	(27,000)

Net deferred tax asset recorded	$-	$-

The valuation allowance at May 31, 2013, was $93,000. The net change in valuation allowance during the three months ended May 31, 2014 was an increase of approximately $66,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2014.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

The actual tax benefit differs from the expected tax benefit for the three months ended May 31, 2014 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	May 31, 2014	February 28, 2014

Expected tax expense (benefit)	$(66,000)	(14,000)
Change in valuation allowance	66,000	$14,000

Actual tax expense (benefit)	$-	$-

5. LOAN PAYABLE-RELATED PARTY

The related parties listed below loaned money to the Company for working capital. As of May 31, 2014 and February 28, 2014, due to related party consisted of the following as of:

	May 31, 2014	February 28, 2014
Jonathan Lim ( Chief Executive Office)	$2,497	$20,000

The amounts are interest –free, unsecured and repayable on demand.

6. CONVERTIBLE DEBT

The Company had the following convertible debt outstanding:

	May 31, 2014	February 28, 2014
March 2014 Convertible Debt	$250,000	$-

Convertible Debt Issued in March 2014

On March 23, 2014, the Company entered a Convertible Notes Purchase Agreement with Portnice Investment Limited, a British Virgin Islands corporation and a related party of the Company. Subject to the terms and conditions of this agreement, the Company may issue up to an aggregate maximum of $2,000,000 in principal amount of Convertible Notes prior to March, 2019. The Convertible Notes pay interest at a rate of 3.8 % per annum, compounded annually, based on a 365 day year. Principal and any accrued but unpaid interest under Convertible Notes shall be due and payable on the earlier of (a) the fifth year anniversary of the issuance date of Convertible Notes (b) the consummation of a Qualified Financing, which involves the issuance of Capital Stock and results in gross proceeds equal to or in excess of $3,000,000.

The Convertible Notes is convertible at the holders’ option into shares of Company common stock at $0.008 per share or at the purchase price of the Capital Stock issued in the Qualified Financing. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited.

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

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

8. SUBSEQUENT EVENTS

On July 3, 2014, the Company entered into a Co-Production Agreement with China Film Assist Co., Ltd (“CFA”), a limited company having its principal place of business in Beijing, PRC. In the Agreement, the Company and CFA agree to finance, and each of the Parties shall have their respective right in respect of the marketing and distribution of, an English-language feature film tentatively entitled “Unknown Caller” (“the Picture”). Unknown Caller LLC hereby agrees to perform all production work on the Picture. The financing contributions of the Company and CFA depend on the selection of main lead identified in the Agreement, with upmost 60% contributions attributed to the Company. Crimson Forest is entitled to the distribution rights in the Picture in all regions and territories outside of those controlled by CFA in all media (including without limitation licensing, merchandising and soundtrack distribution rights) in perpetuity. The Company and CFA exploit all rights in and to the Picture in their respective territories in perpetuity. All monies collected from exploitation of the Picture from any and all sources on a worldwide basis either by the Company and CFA, on the basis of their respective distribution rights.

The Company has evaluated subsequent events through the date the financial statements were issued. Management does not believe there were any other subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as our management’s assumptions and beliefs. Statements that contain words like “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, or variations of such words and similar expressions are forward-looking statements. In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. There can be no assurance that forward-looking statements will be achieved, and actual results could differ materially from those expressed or implied by forward-looking statements. Important factors that could cause actual results to differ materially include those discussed under “Risk Factors” in our Annual Report on From 10-K for the fiscal year ended February 28, 2014. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

The Company

Prior to February 2014, we pursued a business of distributing consumer products, including alcohol detection saliva strips, a facial anti-aging cream and a hand moisturizing cream. In February 2014, Samcorp Capital Corporation acquired 91% of our issued and outstanding stock. On February 10, 2014, Jonathan Lim and Justin Begnaud were appointed directors of the Company. Mr. Lim also became our Chief Executive Officer and Treasurer, and Mr. Begnaud was appointed Vice President – Chief Operating Officer.

On March 3, 2014, we acquired Crimson Forest Entertainment (USA) LLC. On June 20, 2014, we changed our name to “Crimson Forest Entertainment Group Inc.” (referred to herein as the “Company”).

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

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2014 Compared to the Three Months Ended May 31, 2013

Revenue

We had no revenue for the three months ended May 31, 2014 or 2013.

Cost of Revenue

We had no cost of revenue for the three months ended May 31, 2014 or 2013.

Gross Profit

We had no gross profit from sales for the three months ended May 31, 2014 or 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended May 31, 2014, was $193,652, resulting in a net loss of $193,652, compared to general and administrative expenses of $8,925 for the three months ended May 31, 2013, which resulted in a net loss of $8,925. The increase of expenses is mainly because compared with the three months ended May 31, 2013 the professional fee related to the legal services for entity acquisition and business strategy increased.

Liquidity & Capital Resources

As of May 31, 2014, the Company had a cash balance of $33,946. On July 29, 2011, the Company sold an aggregate of 3,600,000 shares of its common stock to three investors for a total consideration of $3,600. On August 30, 2011, the Company commenced a private placement for up to 1,000,000 shares of its common stock, of which the Company sold 155,000 shares for total consideration of $15,500.

In November 2010, Mr. Fridman, the Company’s previous Chief Executive Officer, loaned the Company $3,000 cash in exchange for a promissory note. In June 2012, Mr. Fridman loaned the Company an additional $9,000 cash in exchange for a promissory note. In October 2012, Mr. Fridman loaned the Company an additional $12,000 cash in exchange for a promissory note. In December 2013, Mr. Fridman, loaned the Company an additional $7,000 cash in exchange for a promissory note. These loans, which total $31,000, are noninterest bearing, unsecured and due on demand. At this time, the Company has paid back all $31,000 to Mr. Fridman.

In January and February 2014, Mr. Lim, the Company’s new Chief Executive Officer, loaned the Company $ 25,000 cash for operations, and subsequently collected on the loan in the amount of $25,000. These loans are non-interest bearing, unsecured and due on demand.

In January and February 2014, Samcorp Capital Corporation, the Company’s majority stockholder, loaned the Company $46,880 cash for operation. These loans are noninterest bearing, unsecured and due on demand.

For the three months ended May 31, 2014, the Company repaid the loan from Mr. Lim, the Company’s Chief Executive Officer, in the amount of $20,000. For the three months ended May 31, 2014, the Company’s Chief Executive Officer loaned Unknown Caller LLC $2,498 cash for operations. The loan is non-interest bearing, unsecured and due on demand.

On March 3, 2014, the Company acquired a subsidiary company Crimson Forest Entertainment (USA) LLC from Namaskar Corporation. Crimson Forest Entertainment (USA) LLC established a subsidiary company Unknown Caller LLC. During the June 2013 to February 2014, Mr. Lim loaned Crimson Forest Entertainment (USA) LLC $2,521,498 cash for operations, and subsequently collected on the loan in the amount of $2,519,360 by the end of February 2014. In April 2014, Mr. Lim loaned Unknown Caller LLC $359 cash for operations. These loans are non-interest bearing, unsecured and due on demand.

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

Over the next 12 months, we will focus our activities on financing, producing and acquiring theatrical quality feature films and television series.

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

In the three months ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended February 28, 2014. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2014, the Company entered into a convertible note purchase agreement with Portnice Investment Limited for the maximum amount of $2,000,000, under which the Company may sell and issue up to an aggregate maximum of $2,000,000 in principal amount of Convertible Notes prior to March 3, 2019. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited. The convertible notes were sold to an accredited investor, as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”), were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective May 1, 2014, the Company entered into a Rescission Agreement (the “Rescission Agreement”) with Samcorp Capital Corporation (“Samcorp”) and Mirare International Corporation (“Mirare”), pursuant to which the parties agreed to rescind the Share Exchange Agreement, dated March 17, 2014, under which the Company agreed to acquire from Samcorp 80,000 shares of Mirare in exchange for 24,000,000 shares of common stock of the Company. As a result of the Rescission Agreement, the Company returned to Samcorp the 80,000 shares in Mirare and cancelled the 24,000,000 shares of Company common stock previously issued to Samcorp.

The foregoing description of the Rescission Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

3.1	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C filed on May 23, 2014)

10.1	Share Exchange Agreement, dated March 17, 2014, by and among the Company, Mirare International Corporation, and Samcorp Capital Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 24, 2014)

10.2	Mirare Rescission Agreement, dated May 1, 2014, by and among the Company, Mirare International Corporation, and Samcorp Capital Corporation *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRIMSON FOREST ENTERTAINMENT GROUP INC.

Date: July 21, 2014	By:	/s/ Jonathan Lim
Jonathan Lim
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 21, 2014	By:	/s/ Jonathan Lim
Jonathan Lim
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C filed on May 23, 2014)

10.1	Share Exchange Agreement, dated March 17, 2014, by and among the Company, Mirare International Corporation, and Samcorp Capital Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 24, 2014)

10.2	Mirare Rescission Agreement, dated May 1, 2014, by and among the Company, Mirare International Corporation, and Samcorp Capital Corporation *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

