Form 10-Q
period 2014-08-31
Crimson Forest Entertainment Group Inc.
filed 2014-10-20
CIK 1529516

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

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

Number of shares of common stock outstanding as of August 31, 2014: 39,755,000.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF AUGUST 31, 2014 AND FEBRUARY 28, 2014

	August 31, 2014	February 28, 2014
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash	$248,212	$9,500
Total Current Assets	248,212	9,500
Other Assets
Film Costs	49,105	-
Organization Costs	900	-
Other Assets	220	-
Total Assets	$298,437	$9,500

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$23,740	$100
Project Advances	126,062	-
Loans payable - related parties	6,747	20,000
Total Current Liabilities	156,549	20,100
Long Term Liabilities
Convertible debt	500,000	-
Accrued Interest	6,299	-
Total Liabilities	662,848	20,100

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 39,755,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	65,604	65,604

Accumulated deficit	(433,991)	(80,180)
Total Stockholders’ Deficit	(364,411)	(10,600)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$298,437	$9,500

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION
AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	Six Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Net Revenues	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-	-

Operating Expenses:
General and administrative expenses	346,712	15,376	154,882	6,451
Total operating expenses	346,712	15,376	154,882	6,451

Loss From Operations	(346,712)	(15,376)	(154,882)	(6,451)

Other Expense:
Interest Expense	6,299	-	4,477	-
Total other expense	6,299	-	4,477	-

Operating Loss	(353,011)	(15,376)	(159,359)	(6,451)

Provision for income tax	800	-	800	-

Net Loss	$(353,811)	$(15,376)	$(160,159)	$(6,451)

Net income (loss) per common share - basic and diluted	$(0.01)	$0.00	$0.00	$0.00

Weighted average shares outstanding - basic and diluted	39,755,000	39,755,000	39,755,000	39,755,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended August 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(353,811)	$(15,376)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Film Costs	(28,092)	-
Other Assets	(220)
Accounts payable and accrued liabilities	1,963	5,600
Project advances	126,062
Accrued interest	6,299
Net Cash (Used In) Operating Activities	(247,799)	(9,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from Acquisition of Crimson Forest	764	-
Payment for acquisition of Crimson Forest	(1,000)
Net Cash (Used In) Investing Activities	(236)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	6,747	-
Repayment of loans payable-related party	(20,000)
Proceeds from issuance of convertible debt	500,000
Net Cash Provided By Financing Activities	486,747	-
NET (DECREASE) INCREASE IN CASH	238,712	(9,776)

CASH - BEGINNING OF PERIOD	9,500	11,177
CASH - ENDING OF PERIOD	$248,212	$1,401

SUPPLEMENTARY DISCLOSURES:

Cash paid during the period for:
Income tax	$800	$-
Interest	$-	-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Crimson Forest Entertainment Group Inc. (formerly known as East Shore Distributors, Inc.) and its wholly owned subsidiaries, Crimson Forest Entertainment (USA) LLC and Unknown Caller LLC (collectively referred as the “Company,” unless the context indicates otherwise). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

During March 2014, the Company founded a wholly owned entity, Unknown Caller LLC (“UCL”), a California limited liability company, with initial capital contribution of $5,500.

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

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company recognizes revenue from the sale (minimum guarantee or non-refundable advances) or licensing arrangement (royalty agreements) of a film in accordance with ASC 926 “Revenue Recognition, Entertainment – Films”. Revenue will be recognized only when all of the following criteria have been met:

a) Persuasive evidence of a sale or licensing arrangement with a customer exists.

b) The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery. (i.e. the “notice of delivery” (“NOD”) has been sent and there is a master negative available for the customer).

c) The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.

d) The arrangement fee is fixed or determinable.

e) Collection of the arrangement fee is reasonably assured.

Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because the Company incurred losses for the six months and the three months ended August, 2014, the number of basic and diluted shares of common stock is the same since any effect from outstanding convertible debt would be anti-dilutive.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. As of August 31, 2014 and February 28, 2014, the Company had no cash equivalents.

Film Costs

The Company capitalizes costs which is used in the production of films according to ASC 926, Entertainment – Films. Pursuant to ASC 926-20-35, the Company will begin to amortize capitalized film cost when a film is released and it begins to recognize revenue from the film. For films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead.

Production overhead includes allocation of costs of individuals or departments with exclusive or significant responsibility for the production of films. Production overhead does not include general and administrative expenses.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unamortized film costs are tested for impairment when there is an indication that the fair value of the film may be less than unamortized costs. Consistent with the rules for recognizing impairment of long-lived assets in ASC 926, the standard sets forth examples of events or changes in circumstances that indicate that the entity must assess whether the fair value of the film (whether it has been completed or is still in production) is less than the carrying amount of its unamortized film costs.

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

3. Substantial delays in completion or release schedules

4. Changes in release plans, such as a reduction in the initial release pattern

5. Insufficient funding or resources to complete the film and to market it effectively

6. Actual performance subsequent to release fails to meet prerelease expectations. (ASC 926-20-35-12)

As of August 31, 2014 and February 28, 2014, the carrying value of the film costs was $49,105 and $0, respectively.

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

The Company’s financial instruments consisted primarily of cash, film costs, accounts payable, and loans payable – related party. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of August 31, 2014 and February 28, 2014, respectively, due to the short-term nature of these instruments.

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

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations. There were no unrecognized tax benefits for the six months ended August 31, 2014 and 2013 since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities. However, fiscal years 2014, 2013, 2012 and 2011, remain subject to examination by the IRS and respective states.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

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

The Company has a net operating loss carry forward for tax purposes totaling approximately $433,991 at August 31, 2014, expiring through 2034. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).

Significant deferred tax assets at August 31, 2014 and February 28, 2014 are approximately as follows:

	August 31, 2014	February 28, 2014

Gross deferred tax assets:
Net operating loss carry forwards	$147,000	$27,000
Total deferred tax assets	147,000	27,000
Less: valuation allowance	(147,000)	(27,000)

Net deferred tax asset recorded	$-	$-

As of August 31, 2014 and February 28, 2014, the valuation allowances were $147,000 and $27,000, respectively.

The actual tax benefit differs from the expected tax benefit for the three months ended August 31, 2014 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	For The Six Months Ended August 31,		For The Three Months Ended August 31,
	2014	2013	2014	2013

Deferred tax asset for NOL carry forwards	120,000	-	55,000	-
Change in valuation allowance	(120,000)	-	(55,000)	-

Net deferred income tax expenses (benefit)	$-	$-	$-	$-

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2014.

The net change in valuation allowance during the six months ended August 31, 2014 and 2013 was an increase of approximately $120,000 and $0, respectively.

The net change in valuation allowance during the three months ended August 31, 2014 and 2013 was an increase of approximately $55,000 and $0, respectively.

5. PROJECT ADVANCES

		August 31, 2014	February 28, 2014
Project Advances		$199,720	$-
Total Accumulated Capitalized Costs	$122,763
Less: 40% Est. Shared of Costs of the Company	$(49,105)	(73,658)	-
		$126,062	$-

On July 3, 2014, the Company entered into a Co-Production Agreement with China Film Assist Co., Ltd. (“CFA”), a limited company having its principal place of business in Beijing, PRC. In the Agreement, the Company and CFA agree to finance, and each of the Parties shall have their respective right in respect of the marketing and distribution of, an English-language feature film tentatively entitled “Unknown Caller” (“the Picture”). Unknown Caller LLC (“UCL”) hereby agrees to perform all production work on the Picture. The financing contributions of the Company and CFA depend on the selection of main lead identified in the Agreement, with upmost 60% contributions attributed by CFA. The Company is entitled to the distribution rights in the Picture in all regions and territories outside of those controlled by CFA in all media (including without limitation licensing, merchandising and soundtrack distribution rights) in perpetuity. The Company and CFA shall exploit all rights in and to the Picture in their respective territories in perpetuity. The Company has the right to appoint and assign an international sales agent on behalf of both parties for all sales outside of Mainland of China. Sales agency fee will be no more than 15% and all marketing and distribution expenses to be capped at USD$100,000 and to be shared by the Company and CFA according to the sales revenue in each of their respective territories and in proportion of the overall international sales amount total. Proceeds collected from exploitation of the Picture from any and all sources on a worldwide basis either by the Company and CFA, on the basis of their respective distribution rights. The total budget amount was $6,000,000. Should the actual spent budget exceed the budgeted amount, then it is the Company’s sole responsibility to make up the difference over the budgeted amount.

The payment Schedule is as set forth below:

i)	Within 15 business days after the signing of this Agreement, CFA and Crimson Forest shall each make a payment of $100,000 to UCL;

ii)	Upon the signing of the lead actor(s), CFA and Crimson Forest shall each make a payment to UCL the equivalent of 20% of their respective financial contribution minus $100,000;

iii)	Before principle cinematography begins, CFA and Crimson Forest shall each make a payment to UCL the equivalent of 50% of their respective financial contribution;

iv)	After principle cinematography is complete, CFA and Crimson Forest shall each make a payment to UCL the equivalent of 30% of their respective financial contribution.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of August 31, 2014 and February 28, 2014, the project advances received from CFA were $199,720 and $0, respectively. Of the total amount received, $73,658 was offset to account for portion of cost shared by CFA leaving balance of $126,062 for the six-months ended August 31, 2014.

6. PROMISSORY NOTE

On August 29, 2014, Unknown Caller LLC (“UCL”) entered into a Business Loan and Commercial Security Agreement with East West Bank (EWB). Pursuant to the Loan Agreement, EWB provided the Company with a Variable Rate Non-Disclosable Draw Down Line of Credit Loan for an aggregate amount of USD $3,333,333 due on August 29, 2015. The Loan Agreement provided that UCL may from time to time borrow up to an aggregate amount of $3,333,333 from East West Bank. The loan will be secured by substantially all of UCL’s tangible and intangible property, including but not limited to UCL’s inventory, accounts, instruments, and equipment. The Loan bears interest on the outstanding daily balance at a variable interest rate based on changes in an independent index which is the daily Wall Street Journal Prime rate, 3.25% per annum at the time the Loan Agreements were executed. The Loan Agreements contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, defective collateralization, inaccuracy of representations and warranties, and insolvency events.

●	Conditions precedent to each advance:

(1) Standby Letter of Credit shall be maintained at the time of each Advance as required by the note.

(2) As a condition of this loan, CFA shall absolutely and irrevocably assign all of its right, title and interest, including the right to receive payment, in and to that certain film, Unknown Caller, including Taiwan, Hong Kong, Singapore, Korea, Japan, Australia, New Zealand and Malaysia rights, to EWB, in a form and substance acceptable to EWB. CFA has not, and shall not, assign the rights to any party other than EWB.

●	The loan proceeds shall be used as followed:

(a)	Film Production. Three million shall be allocated for film production of the film only.

(b)	Loan reserve. For each standby Letter of Credit, 10% of the face amount of the Standby Letter of Credit shall be maintained as a reserve under the loan and shall be allocated for (1) payment of interest and (2) for differences in the amount of the Loan and the Standby Letter of Credit resulting from fluctuations in the USD/RMB exchanges rate during the term of the loan.

●	UCL shall pay this loan in accordance with the following payment schedule:

(1) UCL shall pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on the date which is 30 days prior to the expiration date of the standby letter of credit of $3,333,333.

(2) UCL shall pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning September 29, 2014, with all subsequent interest payments to be due on the same day of each month after that until the maturity date.

As of August 31, 2014, the Company had outstanding balance of $0 and unused line of credit of $3,333,333.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. LOAN PAYABLE-RELATED PARTY

The related parties listed below loaned money to the Company for the purpose of working capital. As of August 31, 2014 and February 28, 2014, due to related party consisted of the following:

	August 31, 2014	February 28, 2014
Jonathan Lim (Chief Executive Office)	$6,747	$20,000

The amounts are interest–free, unsecured and due on demand.

8. CONVERTIBLE DEBT

The Company had the following convertible debt outstanding:

	August 31, 2014	February 28, 2014
Convertible Debt	$500,000	$-

On March 23, 2014, the Company entered a Convertible Notes Purchase Agreement with Portnice Investment Limited, a British Virgin Islands corporation and a related party of the Company. Subject to the terms and conditions of this agreement, the Company may issue up to an aggregate maximum of $2,000,000 in principal amount of Convertible Notes prior to March, 2019. The Convertible Notes pay interest at a rate of 3.8% per annum, compounded annually, based on a 365 day year. Principal and any accrued but unpaid interest under Convertible Notes shall be due and payable on the earlier of (a) the fifth year anniversary of the issuance date of Convertible Notes (b) the consummation of a Qualified Financing, which involves the issuance of Capital Stock and results in gross proceeds equal to or in excess of $3,000,000.

The Convertible Notes is convertible at the holders’ option into shares of Company common stock at $0.008 per share or at the purchase price of the Capital Stock issued in the Qualified Financing. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited. On June 13, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. As of August 31, 2014 and February 28, 2014, the Convertible Debt amounted to $500,000 and $0, respectively.

Interest expense for the six months ended August 31, 2014 and 2013 amounted to $6,299 and $0, respectively.

Interest expense for the three months ended August 31, 2014 and 2013 amounted to $4,477 and $0, respectively.

9. STOCKHOLDER’S EQUITY (DEFICIT)

On March 10, 2014, the Company approved an increase of the Company’s authorized common stock from 100,000,000 to 500,000,000 shares.

10. SUBSEQUENT EVENTS

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

During March 2014, the Company founded a wholly owned entity, Unknown Caller LLC, (“Unknown”) a California limited liability company, with initial capital contribution of $5,500.

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

RESULTS OF OPERATIONS

For the Six Months Ended August 31, 2014 Compared to the Six Months Ended August 31, 2013

				Increase/
	Six Months Ended		Increase/	(Decrease)
	August 31,		(Decrease)	Percentage
	2014	2013	U.S. Dollar ($)	(%)
Net Revenues	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-

Operating Expenses:
General and administrative expenses	346,712	15,376	331,336	2,154.89
Total operating expenses	346,712	15,376	331,336	2,154.89

Loss From Operations	(346,712)	(15,376)	(331,336)	2,154.89

Other Expense:
Interest Expense	6,299	-	6,299	100.00
Total other expense	6,299	-	6,299	100.00

Operating Loss	(353,011)	(15,376)	(337,635)	2,195.86

Provision for income tax	800	-	800	100.00

Net Loss	$(353,811)	$(15,376)	$(338,435)	$2,201.06

Revenue

We had no revenue for the six months ended August 31, 2014 or 2013.

Cost of Revenue

We had no cost of revenue for the six months ended August 31, 2014 or 2013.

Gross Profit

We had no gross profit from sales for the six months ended August 31, 2014 or 2013.

General and Administrative Expenses

General and administrative expenses were $346,712 for the six months ended August 31, 2014, compared to $15,376 for the six months ended August 31, 2013, which represents an increase of $331,336, or 2,154.89%. This increase was due to the increase of administrative expenses for the new movie projects and the professional fee related to the public company filing, entity acquisition, and business strategy.

Interest expense.

Interest expense was $6,299 for the six months ended August 31, 2014, compared to $0 for the six months ended August 31, 2013, which represents an increase of $6,299, or 100%. The increase in interest expense was due to increase in interest accrued derived from additional issuance of convertible debt for the six months ended August 31, 2014.

For the Three Months Ended August 31, 2014 Compared to the Three Months Ended August 31, 2013

				Increase/
	Three Months Ended		Increase/	(Decrease)
	August 31,		(Decrease)	Percentage
	2014	2013	U.S. Dollar ($)	(%)
Net Revenues	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-

Operating Expenses:
General and administrative expenses	154,882	6,451	148,431	2,300.90
Total operating expenses	154,882	6,451	148,431	2,300.90

Loss From Operations	(154,882)	(6,451)	(148,431)	2,300.90

Other Expense:
Interest Expense	4,477	-	4,477	100.00
Total other expense	4,477	-	4,477	100.00

Operating Loss	(159,359)	(6,451)	(152,908)	2,370.30

Provision for income tax	800	-	800	100.00

Net Loss	$(160,159)	$(6,451)	$(153,708)	$2,382.70

Revenue

We had no revenue for the three months ended August 31, 2014 or 2013.

Cost of Revenue

We had no cost of revenue for the three months ended August 31, 2014 or 2013.

Gross Profit

We had no gross profit from sales for the three months ended August 31, 2014 or 2013.

General and Administrative Expenses

General and administrative expenses were $154,882 for the three months ended August 31, 2014, compared to $6,451 for the three months ended August 31, 2013, which represents an increase of $148,431, or 2,300.90%. This increase was due to the increase of administrative expenses for the new movie projects and the professional fee related to the legal services for entity acquisition and business strategy increased.

Interest expense

Interest expense was $4,477 for the three months ended August 31, 2014, compared to $0 for the three months ended August 31, 2013, which represents an increase of $4,477, or 100%. The increase in interest expense was due to increase in interest accrued derived from additional issuance of convertible debt for the three months ended August 31, 2014.

Liquidity & Capital Resources

Our principal sources of liquidity during the six months ended August 31, 2014 include proceeds from issuance of convertible debt of $500,000.

As of August 31, 2014, we had cash of $248,212 as compared to $9,500 as of February 28, 2014, representing a increase of $238,712. The increase was due to additional issuance of convertible debt for the three and six months ended August 31, 2014 in amount of $250,000 and $500,000, respectively.

The following table sets forth a summary of our cash flows for the years indicated:

	For the Six Months Ended August 31,
	2014	2013

Net cash (used in) operating activities	$(247,799)	$(9,776)
Net cash (used in) investing activities	$(236)	$-
Net cash provided by financing activities	$486,747	$-

Net cash used in operating activities was $247,799 for the six months ended August 31, 2014, compared to $9,776 for the six months ended August 31, 2013. The increase of $238,023 was primarily due to the net loss of $353.811 for the six months ended August 31, 2014 as compared to the net loss of $15,376 for the six months ended August 31, 2013.

Net cash used in investing activities was $236 for the six months ended August 31, 2014, compared to $0 for the six months ended August 31, 2013. The increase of $236 was due to the cash receipt of investment in Crimson Forest Entertainment Group (USA), LLC in amount of $764 and offset by payments made of investment in Crimson Forest Entertainment Group (USA), LLC in amount of $1,000.

Net cash provided by financing activities amounted to $486,747 for the six months ended August 31, 2014, compared to $0 for the six months ended August 31, 2013, representing a increase of $486,747. The increase was primarily due to additional issuance of convertible debt of $500,000 for the six months ended August 31, 2014.

On March 23, 2014, the Company entered into a financing agreement with Portnice Investment Limited for the amount of $2,000,000 to be used for operational and project development expenses. The financing agreement was executed as a convertible note purchase agreement with Portnice Investment Limited whereby under this agreement, the company may sell and issue up to an aggregate maximum of $2,000,000 in principal amount of Convertible Notes prior to March 3, 2019. The Notes bear an interest rate equal to 3.8% per annum, compounded annually, based on a 365 day year. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited. On June 13, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. As of August 31, 2014, the Convertible Debt had a balance of $500,000.

On July 3, 2014, the Company entered into a Co-Production Agreement with China Film Assist Co., Ltd (“CFA”), a limited company having its principal place of business in Beijing, PRC. In the Agreement, the Company and CFA agree to finance, and each of the Parties shall have their respective right in respect of the marketing and distribution of, an English-language feature film tentatively entitled “Unknown Caller” (“the Picture”). Unknown Caller LLC (“UCL”) hereby agrees to perform all production work on the Picture. The financing contributions of the Company and CFA depend on the selection of main lead identified in the Agreement, with upmost 60% contributions attributed by CFA. The Company is entitled to the distribution rights in the Picture in all regions and territories outside of those controlled by CFA in all media (including without limitation licensing, merchandising and soundtrack distribution rights) in perpetuity. The Company and CFA shall exploit all rights in and to the Picture in their respective territories in perpetuity. The Company has the right to appoint and assign an international sales agent on behalf of both parties for all sales outside of Mainland of China. Sales agency fee will be no more than 15% and all marketing and distribution expenses to be capped at USD$100,000 and to be shared by the Company and CFA according to the sales revenue in each of their respective territories and in proportion of the overall international sales amount total. Proceeds collected from exploitation of the Picture from any and all sources on a worldwide basis either by the Company and CFA, on the basis of their respective distribution rights. The total budget amount was $6,000,000. Should the actual spent budget exceed the budgeted amount, then it is the Company’s sole responsibility to make up the difference over the budgeted amount.

The payment Schedule is as set forth below:

i)	Within 15 business days after the signing of this Agreement, CFA and Crimson Forest shall each make a payment of $100,000 to UCL;

ii)	Upon the signing of the lead actor(s), CFA and Crimson Forest shall each make a payment to UCL the equivalent of 20% of their respective financial contribution minus $100,000;

iii)	Before principle cinematography begins, CFA and Crimson Forest shall each make a payment to UCL the equivalent of 50% of their respective financial contribution;

iv)	After principle cinematography is complete, CFA and Crimson Forest shall each make a payment to UCL the equivalent of 30% of their respective financial contribution.

As of August 31, 2014 and February 28, 2014, the project advances received from CFA were $199,720 and $0, respectively. Of the total amount received, $73,658 was offset to account for portion of cost shared by CFA leaving balance of $126,062 for the six-months ended August 31, 2014.

On August 29, 2014, Unknown Caller LLC (“UCL”) entered into a Business Loan and Commercial Security Agreement with East West Bank (EWB). Pursuant to the Loan Agreement, EWB provided the Company with a Variable Rate Non-Disclosable Draw Down Line of Credit Loan for an aggregate amount of USD $3,333,333 due on August 29, 2015. The Loan Agreement provided that UCL may from time to time borrow up to an aggregate amount of $3,333,333 from East West Bank. The loan will be secured by substantially all of UCL’s tangible and intangible property, including but not limited to UCL’s inventory, accounts, instruments, and equipment. The Loan bears interest on the outstanding daily balance at a variable interest rate based on changes in an independent index which is the daily Wall Street Journal Prime rate, 3.25% per annum at the time the Loan Agreements were executed. The Loan Agreements contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, defective collateralization, inaccuracy of representations and warranties, and insolvency events.

●	Conditions precedent to each advance:

(1) Standby Letter of Credit shall be maintained at the time of each Advance as required by the note.

(2) As a condition of this loan, CFA shall absolutely and irrevocably assign all of its right, title and interest, including the right to receive payment, in and to that certain film, Unknown Caller, including Taiwan, Hong Kong, Singapore, Korea, Japan, Australia, New Zealand and Malaysia rights, to EWB, in a form and substance acceptable to EWB. CFA has not, and shall not, assign the rights to any party other than EWB.

●	The loan proceeds shall be used as followed:

(a)	Film Production. Three million shall be allocated for film production of the film only.

(b)	Loan reserve. For each standby Letter of Credit, 10% of the face amount of the Standby Letter of Credit shall be maintained as a reserve under the loan and shall be allocated for (1) payment of interest and (2) for differences in the amount of the Loan and the Standby Letter of Credit resulting from fluctuations in the USD/RMB exchanges rate during the term of the loan.

●	UCL shall pay this loan in accordance with the following payment schedule:

(1) UCL shall pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on the date which is 30 days prior to the expiration date of the standby letter of credit of $3,333,333.

(2) UCL shall pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning September 29, 2014, with all subsequent interest payments to be due on the same day of each month after that until the maturity date.

As of August 31, 2014, the Company had outstanding balance of $0 and unused line of credit of $3,333,333.

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

In the six months ended August 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2014, the Company entered into a convertible note purchase agreement with Portnice Investment Limited for the maximum amount of $2,000,000, under which the Company may sell and issue up to an aggregate maximum of $2,000,000 in principal amount of Convertible Notes prior to March 3, 2019. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited. On June 13, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. The convertible notes were sold to an accredited investor, as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”), were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Convertible Notes Purchase Agreement and Form of Convertible Note, dated March 23, 2014, by and between the Registrant and Portnice Investment Limited, a British Virgin Islands corporation.*

10.2	Co-Production Agreement, dated July 3, 2014, by and among the Company, Unknown Caller LLC, and China Film Assist Co., Ltd., incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2014.

10.3	Business Loan Agreement between Unknown Caller LLC and East West Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2014.

10.4	Commercial Security Agreement between Unknown Caller LLC and East West Bank, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 15, 2014.

10.5	Promissory Note between Unknown Caller LLC and East West Bank, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 15, 2014.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRIMSON FOREST ENTERTAINMENT GROUP INC.

Date: October 20, 2014	By:	/s/ Jonathan Lim
Jonathan Lim
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2014	By:	/s/ Jonathan Lim
Jonathan Lim
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

10.1	Convertible Notes Purchase Agreement and Form of Convertible Note, dated March 23, 2014, by and between the Registrant and Portnice Investment Limited, a British Virgin Islands corporation.*

10.2	Co-Production Agreement, dated July 3, 2014, by and among the Company, Unknown Caller LLC, and China Film Assist Co., Ltd., incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2014.

10.3	Business Loan Agreement between Unknown Caller LLC and East West Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2014.

10.4	Commercial Security Agreement between Unknown Caller LLC and East West Bank, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 15, 2014.

10.5	Promissory Note between Unknown Caller LLC and East West Bank, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 15, 2014.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

