Form 10-Q
period 2014-11-30
Crimson Forest Entertainment Group Inc.
filed 2015-01-20
CIK 1529516

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended NOVEMBER 30, 2014

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

Number of shares of common stock outstanding as of November 30, 2014: 39,755,000.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2014 AND FEBRUARY 28, 2014

	November 30, 2014	February 28, 2014
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash	$714,685	$9,500
Total Current Assets	714,685	9,500
Other Assets
Film Costs	100,155	-
Organization Costs	900	-
Other Assets	220	-
Total Assets	$815,960	$9,500

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$43,370	$100
Project Advances	481,075	-
Loans payable - related parties	6,747	20,000
Total Current Liabilities	531,192	20,100
Long Term Liabilities
Convertible debt	750,000	-
Accrued Interest	11,036	-
Total Liabilities	1,292,228	20,100

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 39,755,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	65,604	65,604
Accumulated deficit	(545,848)	(80,180)
Total Stockholders’ Deficit	(476,268)	(10,600)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$815,960	$9,500

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	Nine Months Ended November 30,		Three Months Ended November 30,
	2014	2013	2014	2013
Net Revenues	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-	-

Operating Expenses:
General and administrative expenses	450,549	22,556	103,837	7,180
Total operating expenses	450,549	22,556	103,837	7,180

Loss From Operations	(450,549)	(22,556)	(103,837)	(7,180)

Other Expense:
Other Income	(66)		(66)
Interest Expense	12,785	-	6,486	-
Total other expense	12,719	-	6,420	-

Operating Loss	(463,268)	(22,556)	(110,257)	(7,180)

Provision for income tax	2,400	-	1,600	-

Net Loss	$(465,668)	$(22,556)	$(111,857)	$(7,180)

Net income (loss) per common share - basic and diluted	$(0.01)	$0.00	$0.00	$0.00

Weighted average shares outstanding - basic and diluted	39,755,000	39,755,000	39,755,000	39,755,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(465,668)	$(22,556)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Film Costs	(79,142)	-
Other Assets	(220)
Accounts payable and accrued liabilities	21,593	11,379
Project advances	481,075
Accrued interest	11,036
Net Cash (Used In) Operating Activities	(31,326)	(11,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from Acquisition of Crimson Forest	764	-
Payment for acquisition of Crimson Forest	(1,000)
Net Cash (Used In) Investing Activities	(236)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable-related party	6,747	-
Repayment of loans payable-related party	(20,000)
Proceeds from issuance of convertible debt	750,000
Net Cash Provided By Financing Activities	736,747	-
NET (DECREASE) INCREASE IN CASH	705,185	(11,177)

CASH - BEGINNING OF PERIOD	9,500	11,177
CASH - ENDING OF PERIOD	$714,685	$-

SUPPLEMENTARY DISCLOSURES:

Cash paid during the period for:
Income tax	$2,400	$-
Interest	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Crimson Forest Entertainment Group Inc. (formerly known as East Shore Distributors, Inc.) and its wholly owned subsidiaries, Crimson Forest Entertainment (USA) LLC, Unknown Caller LLC, Crimson Forest Films (Canada) Ltd. and Crimson Forest Films (Australia) Pty Ltd. (collectively referred as the “Company,” unless the context indicates otherwise). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

On November 19, 2014, the Company founded a wholly owned entity, Crimson Forest Films (Canada) Ltd. (“Crimson Forest Canada”) in British Columbia, Canada. As of November 30, 2014, the Company has no material operating activities.

On November 24, 2014, the Company founded a wholly owned entity, Crimson Forest Films (Australia) Pty Ltd. (“Crimson Forest Australia”) in Australia with initial capital contribution of $1,000. As of November 30, 2014, the Company has no material operating activities.

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

The Company has elected to adopt early Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because the Company incurred losses for the nine months and the three months ended November 30, 2014, the number of basic and diluted shares of common stock is the same since any effect from outstanding convertible debt would be anti-dilutive.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. As of November 30, 2014 and February 28, 2014, the Company had no cash equivalents.

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

3. Substantial delays in completion or release schedules

4. Changes in release plans, such as a reduction in the initial release pattern

5. Insufficient funding or resources to complete the film and to market it effectively

6. Actual performance subsequent to release fails to meet prerelease expectations. (ASC 926-20-35-12)

As of November 30, 2014 and February 28, 2014, the carrying value of the film costs was $100,155 and $0, respectively.

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

The Company’s financial instruments consisted primarily of cash, film costs, accounts payable, and loans payable – related party. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of November 30, 2014 and February 28, 2014, respectively, due to the short-term nature of these instruments.

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations. There were no unrecognized tax benefits for the nine months ended November 30, 2014 and 2013 since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

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

The Company has a net operating loss carry forward for tax purposes totaling approximately $540,000 at November 30, 2014, expiring through 2034. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).

Significant deferred tax assets at November 30, 2014 and February 28, 2014 are approximately as follows:

	November 30, 2014	February 28, 2014

Gross deferred tax assets:
Net operating loss carry forwards	$184,000	$27,000
Total deferred tax assets	184,000	27,000
Less: valuation allowance	(184,000)	(27,000)

Net deferred tax asset recorded	$-	$-

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of November 30, 2014 and February 28, 2014, the valuation allowances were $184,000 and $27,000, respectively.

The actual tax benefit differs from the expected tax benefit for the three months ended November 30, 2014 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	For The Nine Months Ended November 30,		For The Three Months Ended November 30,
	2014	2013	2014	2013

Deferred tax asset for NOL carry forwards	157,000	-	37,000	-
Change in valuation allowance	(157,000)	-	(37,000)	-

Net deferred income tax expenses (benefit)	$-	$-	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of NOVEMBER 30, 2014.

The net change in valuation allowance during the nine months ended November 30, 2014 and 2013 was an increase of approximately $157,000 and $0, respectively.

The net change in valuation allowance during the three months ended November 30, 2014 and 2013 was an increase of approximately $37,000 and $0, respectively.

5. PROJECT ADVANCES

		November 30, 2014	February 28, 2014
Project Advances		$631,308	$-
Total Accumulated Capitalized Costs	$250,388
Less: 40% Est. Shared of Costs of the Company	$(100,155)	(150,233)	-
		$481,075	$-

On July 3, 2014, the Company entered into a Co-Production Agreement with China Film Assist Co., Ltd. (“CFA”), a limited company having its principal place of business in Beijing, PRC. In the Agreement, the Company and CFA agree to finance, and each of the Parties shall have their respective right in respect of the marketing and distribution of, an English-language feature film tentatively entitled “Unknown Caller” (the “Picture”). Unknown Caller LLC (“UCL”) hereby agrees to perform all production work on the Picture. The financing contributions of the Company and CFA depend on the selection of main lead identified in the Agreement, with upmost 60% contributions attributed by CFA. The Company is entitled to the distribution rights in the Picture in all regions and territories outside of those controlled by CFA in all media (including without limitation licensing, merchandising and soundtrack distribution rights) in perpetuity. The Company and CFA shall exploit all rights in and to the Picture in their respective territories in perpetuity. The Company has the right to appoint and assign an international sales agent on behalf of both parties for all sales outside of Mainland of China. Sales agency fee will be no more than 15% and all marketing and distribution expenses to be capped at USD$100,000 and to be shared by the Company and CFA according to the sales revenue in each of their respective territories and in proportion of the overall international sales amount total. Proceeds collected from exploitation of the Picture from any and all sources on a worldwide basis either by the Company and CFA, on the basis of their respective distribution rights. The total budget amount was $6,000,000. Should the actual spent budget exceed the budgeted amount, then it is the Company’s sole responsibility to make up the difference over the budgeted amount.

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

As of November 30, 2014 and February 28, 2014, the project advances received from CFA were $631,308 and $0, respectively. Of the total amount received, $150,233 was offset to account for portion of cost shared by CFA leaving balance of $481,075 for the nine-months ended November 30, 2014.

6. PROMISSORY NOTE

On August 29, 2014, Unknown Caller LLC (“UCL”) entered into a Business Loan Agreement, Commercial Security Agreement and Promissory Note with East West Bank (EWB). Pursuant to the Loan Agreement, EWB provided the Company with a Variable Rate Draw Down Line of Credit Loan (the “Loan”) for an aggregate amount of USD $3,333,333 due on August 29, 2015. The Loan Agreement provided that UCL may from time to time borrow up to an aggregate amount of $3,333,333 from East West Bank. The Loan was pledged by one or more Standby Letters of Credit denominated in Renminbi (RMB) for the equivalent of USD $3,333,333, which shall be issued by East West Bank China (EWCN) and which shall not expire earlier than 30 days after the maturity date of the Loan. The Loan will also be secured by substantially all of UCL’s tangible and intangible property, including but not limited to UCL’s inventory, accounts, instruments, and equipment. The Loan bears interest on the outstanding daily balance at a variable interest rate based on changes in an independent index which is the daily Wall Street Journal Prime rate, 3.25% per annum at the time the Loan Agreements were executed. The Loan Agreements contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, defective collateralization, inaccuracy of representations and warranties, and insolvency events.

Conditions precedent to each advance:

(1) Standby Letter of Credit shall be maintained at the time of each Advance as required by the note.

(2) As a condition of the Loan, CFA shall absolutely and irrevocably assign all of its right, title and interest, including the right to receive payment, in and to that certain film, Unknown Caller, including Taiwan, Hong Kong, Singapore, Korea, Japan, Australia, New Zealand and Malaysia rights, to EWB, in a form and substance acceptable to EWB. CFA has not, and shall not, assign the rights to any party other than EWB.

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

(UNAUDITED)

UCL is required to pay the Loan in accordance with the following payment schedule:

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

As of November 30, 2014, the Company had outstanding balance of $429,840 of the line of credit with EWB and recorded under project advances account.

Interest expense of the line of credit with EWB for the nine months ended November 30, 2014 and 2013 amounted to $1,749 and $0, respectively.

Interest expense of credit with EWB for the three months ended November 30, 2014 and 2013 amounted to $1,749 and $0, respectively.

7. LOAN PAYABLE-RELATED PARTY

The related parties listed below loaned money to the Company for the purpose of working capital. As of November 30, 2014 and February 28, 2014, due to related party consisted of the following:

	November 30, 2014	February 28, 2014
Jonathan Lim (Chief Executive Office)	$6,747	$20,000

The amounts are interest–free, unsecured and due on demand.

8. CONVERTIBLE DEBT

The Company had the following convertible debt outstanding:

	November 30, 2014	February 28, 2014
Convertible Debt	$750,000	$-

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

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Convertible Notes is convertible at the holders’ option into shares of Company common stock at $0.008 per share or at the purchase price of the Capital Stock issued in the Qualified Financing. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited. On June 13, 2014, the Company issued a Convertible Promissory Note to Portnice in the principal amount of $250,000. On November 21, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. As of November 30, 2014 and February 28, 2014, the Convertible Debt amounted to $750,000 and $0, respectively.

Interest expense of the Convertible Notes for the nine months ended November 30, 2014 and 2013 amounted to $11,036 and $0, respectively.

Interest expense of the Convertible Notes for the three months ended November 30, 2014 and 2013 amounted to $4,737 and $0, respectively.

9. STOCKHOLDER’S EQUITY (DEFICIT)

On March 10, 2014, the Company approved an increase of the Company’s authorized common stock from 100,000,000 to 500,000,000 shares.

Stock Purchase Agreement

On November 3, 2014, the Company entered into a Stock Purchase Agreement with China Film Assist Co., Ltd. (CFA). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to issue and sell an aggregate of 10,000,000 shares of the Company’s Common Stock to CFA at a price of $0.50 per share for aggregate gross proceeds of $5,000,000.

The Company expects to close the transaction in installments as follows:

i)	10% of the shares shall be purchased upon 5 working days after execution of the Stock Purchase Agreement;

ii)	40% of the shares shall be purchased upon on or before December 15, 2014;

iii)	50% of the shares shall be purchased upon on or before January 15, 2015;

The Company will use 80% of the net proceeds from the sales of the shares to produce the motion picture project, and 20% of the net proceeds from the sales of the shares as working capital of the Company.

As of November 30, 2014, no share has been purchased and the proceeds received by the Company were $0.

10. Hawaii Production Tax Credits (“PTC”)

PTC is a 20%-25% refundable tax credit based on a production company’s Hawaii expenditures while producing a qualified film, television, commercial, or digital media project.

1. The credit is calculated as a percentage of “qualified production costs” incurred in Hawaii;

2. The credit is deductible from the Hawaii taxpayer’s net income tax liability for the taxable year in which the credit is properly claimed;

3. If the credit exceeds net income tax liability, the excess of credits over liability shall be refunded to the taxpayer;

4. The credit is effective July 1, 2006 through December 31, 2015;

5. The credit is administered by the Hawaii Film Office and the Hawaii State Department of Taxation;

On November 30, 2014, the Company entered into a Production Service Agreement with Island Production Services I, LLC (“IFG”) in connection with the financing and production of one certain proposed motion picture.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The summary of the production financing is as follows:

1. IFG shall establish a production services company (“PSC”) solely in connection with the Picture.

2. The Company shall advance, or cause to be advanced to IFG, from time to time on an “as needed” basis, all direct costs of production of the Picture, less IFG Funds, in accordance with the approved budget.

3. IFG Funds. IFG shall be entitled to claim all Hawaii Production Tax Credits (“PTC”) resulting from the picture. IFG shall cause to be advanced to the production, no later than 30 days after completion of principal photography, 100% of the PTC that it anticipates to be received resulting from qualified production expenses subject to Hawaii income tax or Hawaii general exercise tax (“IFG Funds”), provided that the production service fee not be considered a qualified production expenses, in the event that any portion of the PTC is disallowed as a result of a determination that the claimed production expenses are not qualified, the Company shall reimburse IFG in an amount equal to 75% of such disallowance.

The summary of the compensation is as follows:

1. IFG shall be paid and executive producers fee of $10,000, plus Hawaii general exercise tax;

2. Island Film Studios, LLC shall be paid a production services fee in an amount equal to 25% of the IFG funds.

As of November 30, 2014, $0 was advanced to IFG and $0 of PTC was received by IFG.

11. SUBSEQUENT EVENTS

On December 5, 2014, the Company founded a wholly owned entity, Convergence The Movie LLC (“CTV”), a California limited liability company.

On December 5, 2014, the Company founded a wholly owned entity, Nian The Movie LLC (“NTV”), a California limited liability company, with initial capital contribution of $1,000.

On December 31, 2014, the Company issued an additional Convertible Promissory Note to Portnice under the Note Purchase Agreement in the principal amount of USD $1,000,000. The Convertible Notes is convertible at the holders’ option into shares of Company common stock at $0.008 per share or at the purchase price of the Capital Stock issued in the Qualified Financing.

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

On November 19, 2014, the Company founded a wholly owned entity, Crimson Forest Films (Canada) Ltd. (“Crimson Forest Canada”) in British Columbia, Canada.

On November 24, 2014, the Company founded a wholly owned entity, Crimson Forest Films (Australia) Pty Ltd. (“Crimson Forest Australia”) in Australia with initial capital contribution of $1,000.

With our new management and ownership, we are working to build the Company into a global independent motion picture studio that finances, produces and acquires theatrical quality feature films and televisions series, with budgets up to $25 million, for worldwide distribution. We currently have offices in Los Angeles and Shanghai, and our management will play an integral role in all aspects of the film and television production process.

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

RESULTS OF OPERATIONS

For the nine months Ended November 30, 2014 Compared to the nine months Ended November 30, 2013

				Increase/
	Nine Months Ended		Increase/	(Decrease)
	November 30,		(Decrease)	Percentage
	2014	2013	U.S. Dollar ($)	(%)
Net Revenues	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-

Operating Expenses:
General and administrative expenses	450,549	22,556	427,993	1,897.47
Total operating expenses	450,549	22,556	427,993	1,897.47

Loss From Operations	(450,549)	(22,556)	(427,993)	1,897.47

Other Expense:
Other income	(66)	-	(66)	(100.00)
Interest Expense	12,785	-	12,785	100.00
Total other expense	12,719	-	12,719	100.00

Operating Loss	(463,268)	(22,556)	(440,712)	1,953.86

Provision for income tax	2,400	-	2,400	100.00

Net Loss	$(465,668)	$(22,556)	$(443,112)	$1,964.50

Revenue

We had no revenue for the nine months ended November 30, 2014 or 2013.

Cost of Revenue

We had no cost of revenue for the nine months ended November 30, 2014 or 2013.

Gross Profit

We had no gross profit from sales for the nine months ended November 30, 2014 or 2013.

General and Administrative Expenses

General and administrative expenses were $450,549 for the nine months ended November 30, 2014, compared to $22,556 for the nine months ended November 30, 2013, which represents an increase of $427,993, or 1,897%. This increase was due to the increase of administrative expenses for the new movie projects and professional fees related to public company filings, entity acquisitions and business strategy.

Interest expense.

Interest expense was $12,785 for the nine months ended November 30, 2014, compared to $0 for the nine months ended November 30, 2013, which represents an increase of $12,785, or 100%. The increase in interest expense was due to increase in interest accrued derived from additional issuances of convertible debt for the nine months ended November 30, 2014.

For the Three Months Ended November 30, 2014 Compared to the Three Months Ended November 30, 2013

				Increase/
	Three Months Ended		Increase/	(Decrease)
	November 30,		(Decrease)	Percentage
	2014	2013	U.S. Dollar ($)	(%)
Net Revenues	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-

Operating Expenses:
General and administrative expenses	103,837	7,180	96,657	1,346.2
Total operating expenses	103,837	7,180	96,657	1,346.2

Loss From Operations	(103,837)	(7,180)	(96,657)	1,346.2

Other Expense:
Other income	(66)	-	(66)	(100.00)
Interest Expense	6,486	-	6,486	100.00
Total other expense	6,420	-	6,420	100.00

Operating Loss	(110,257)	(7,180)	(103,077)	1,435.61

Provision for income tax	1,600	-	1,600	100.00

Net Loss	$(111,857)	$(7,180)	$(104,677)	$1,457.90

Revenue

We had no revenue for the three months ended November 30, 2014 or 2013.

Cost of Revenue

We had no cost of revenue for the three months ended November 30, 2014 or 2013.

Gross Profit

We had no gross profit from sales for the three months ended November 30, 2014 or 2013.

General and Administrative Expenses

General and administrative expenses were $103,837 for the three months ended November 30, 2014, compared to $7,180 for the three months ended November 30, 2013, which represents an increase of $96,657, or 1,346.2%. This increase was due to the increase of administrative expenses for the new movie projects and the professional fee related to the legal services for entity acquisition and business strategy increased.

Interest expense

Interest expense was $6,486 for the three months ended November 30, 2014, compared to $0 for the three months ended November 30, 2013, which represents an increase of $6,486, or 100%. The increase in interest expense was mainly due to increase in interest accrued derived from additional issuance of convertible debt for the three months ended November 30, 2014.

Liquidity & Capital Resources

Our principal sources of liquidity during the nine months ended November 30, 2014 include proceeds from issuance of convertible debt of $750,000.

As of November 30, 2014, we had cash of $714,685 as compared to $9,500 as of February 28, 2014, representing a increase of $705,185. The increase was due to additional issuance of convertible debt for the three and nine months ended November 30, 2014 in amount of $250,000 and $750,000, respectively.

The following table sets forth a summary of our cash flows for the years indicated:

	For the nine months Ended November 30,
	2014	2013

Net cash (used in) operating activities	$(31,326)	$(11,177)
Net cash (used in) investing activities	$(236)	$-
Net cash provided by financing activities	$736,747	$-

Net cash used in operating activities was 31,326 for the nine months ended November 30, 2014, compared to $11,177 for the nine months ended November 30, 2013. The increase of $20,149 was primarily due to the net loss of $465,668 and increased film costs of $79,142 for the nine months ended November 30, 2014 offset by the project advances of $481,075 as compared to the net loss of $22,556 for the nine months ended November 30, 2013.

Net cash used in investing activities was $236 for the nine months ended November 30, 2014, compared to $0 for the nine months ended November 30, 2013. The increase of $236 was due to the cash receipt of investment in Crimson Forest Entertainment Group (USA), LLC in amount of $764 and offset by payments made of investment in Crimson Forest Entertainment Group (USA), LLC in amount of $1,000.

Net cash provided by financing activities amounted to $736,747 for the nine months ended November 30, 2014, compared to $0 for the nine months ended November 30, 2013, representing a increase of $736,747. The increase was primarily due to the issuance of convertible debt of $750,000 for the nine months ended November 30, 2014.

On March 23, 2014, the Company entered into a financing agreement with Portnice Investment Limited for the amount of $2,000,000 to be used for operational and project development expenses. The financing agreement was executed as a convertible note purchase agreement with Portnice Investment Limited whereby under this agreement, the company may sell and issue up to an aggregate maximum of $2,000,000 in principal amount of Convertible Notes prior to March 3, 2019. The Notes bear an interest rate equal to 3.8% per annum, compounded annually, based on a 365 day year. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited. On June 13, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. On November 21, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. As of November 30, 2014, the Convertible Debt had a balance of $750,000.

On July 3, 2014, the Company entered into a Co-Production Agreement with China Film Assist Co., Ltd. (“CFA”), a limited company having its principal place of business in Beijing, PRC. In the Agreement, the Company and CFA agree to finance, and each of the Parties shall have their respective right in respect of the marketing and distribution of, an English-language feature film tentatively entitled “Unknown Caller” (the “Picture”). Unknown Caller LLC (“UCL”) hereby agrees to perform all production work on the Picture. The financing contributions of the Company and CFA depend on the selection of main lead identified in the Agreement, with upmost 60% contributions attributed by CFA. The Company is entitled to the distribution rights in the Picture in all regions and territories outside of those controlled by CFA in all media (including without limitation licensing, merchandising and soundtrack distribution rights) in perpetuity. The Company and CFA shall exploit all rights in and to the Picture in their respective territories in perpetuity. The Company has the right to appoint and assign an international sales agent on behalf of both parties for all sales outside of Mainland of China. Sales agency fee will be no more than 15% and all marketing and distribution expenses to be capped at USD$100,000 and to be shared by the Company and CFA according to the sales revenue in each of their respective territories and in proportion of the overall international sales amount total. Proceeds collected from exploitation of the Picture from any and all sources on a worldwide basis either by the Company and CFA, on the basis of their respective distribution rights. The total budget amount was $6,000,000. Should the actual spent budget exceed the budgeted amount, then it is the Company’s sole responsibility to make up the difference over the budgeted amount.

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

As of November 30, 2014 and February 28, 2014, the project advances received from CFA were $631,308 and $0, respectively. Of the total amount received, $150,233 was offset to account for portion of cost shared by CFA leaving balance of $481,075 for the nine-months ended November 30, 2014.

On August 29, 2014, Unknown Caller LLC (“UCL”) entered into a Business Loan Agreement, Commercial Security Agreement and Promissory Note with East West Bank (EWB). Pursuant to the Loan Agreement, EWB provided the Company with a Variable Rate Draw Down Line of Credit Loan (the “Loan”) for an aggregate amount of USD $3,333,333 due on August 29, 2015. The Loan Agreement provided that UCL may from time to time borrow up to an aggregate amount of $3,333,333 from East West Bank. The Loan was pledged by one or more Standby Letters of Credit denominated in Renminbi (RMB) for the equivalent of USD $3,333,333, which shall be issued by East West Bank China (EWCN) and which shall not expire earlier than 30 days after the maturity date of the Loan. The Loan will also be secured by substantially all of UCL’s tangible and intangible property, including but not limited to UCL’s inventory, accounts, instruments, and equipment. The Loan bears interest on the outstanding daily balance at a variable interest rate based on changes in an independent index which is the daily Wall Street Journal Prime rate, 3.25% per annum at the time the Loan Agreements were executed. The Loan Agreements contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, defective collateralization, inaccuracy of representations and warranties, and insolvency events.

Conditions precedent to each advance:

(1) Standby Letter of Credit shall be maintained at the time of each Advance as required by the note.

(2) As a condition of the Loan, CFA shall absolutely and irrevocably assign all of its right, title and interest, including the right to receive payment, in and to that certain film, Unknown Caller, including Taiwan, Hong Kong, Singapore, Korea, Japan, Australia, New Zealand and Malaysia rights, to EWB, in a form and substance acceptable to EWB. CFA has not, and shall not, assign the rights to any party other than EWB.

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

UCL is required to pay the Loan in accordance with the following payment schedule:

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

As of November 30, 2014, the Company had outstanding balance of $429,840 of the line of credit with EWB and recorded under project advances account.

Interest expense of the line of credit with EWB for the nine months ended November 30, 2014 and 2013 amounted to $1,749 and $0, respectively.

Interest expense of credit with EWB for the three months ended November 30, 2014 and 2013 amounted to $1,749 and $0, respectively.

Stock Purchase Agreement

On November 3, 2014, the Company entered into a Stock Purchase Agreement with China Film Assist Co., Ltd. (CFA). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to issue and sell an aggregate of 10,000,000 shares of the Company’s Common Stock to CFA at a price of $0.50 per share for aggregate gross proceeds of $5,000,000.

The Company expects to close the transaction in installments:

i)	10% of the shares shall be purchased upon 5 working days after execution of the Stock Purchase Agreement;

ii)	40% of the shares shall be purchased upon on or before December 15, 2014;

iii)	50% of the shares shall be purchased upon on or before January 15, 2015;

The Company will use 80% of the net proceeds from the sales of the shares to produce the motion picture project, and 20% of the net proceeds from the sales of the shares as working capital of the Company.

As of November 30, 2014, no share has been purchased and the proceeds received by the Company were $0.

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

In the nine months ended November 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2014, the Company entered into a Stock Purchase Agreement with China Film Assist Co. Ltd. (CFA). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to issue and sell an aggregate of 10,000,000 shares of the Company’s Common Stock to CFA at a price of $0.50 per share for aggregate gross proceeds of $5,000,000. The offer and sale of the 10,000,0000 shares of Common Stock under the Purchase Agreement was exempt from registration pursuant to Section 4(2) of, and Rule 506 under Regulation D promulgated under, the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Stock Purchase Agreement between Crimson Forest Entertainment Group Inc. and China Film Assist Co., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2014.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

CRIMSON FOREST ENTERTAINMENT GROUP INC.

Date: January 20, 2015	By:	/s/ Jonathan Lim
Jonathan Lim President and Chief Executive Officer (Principal Executive Officer)

Date: January 20, 2015	By:	/s/ Jonathan Lim
Jonathan Lim Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

10.1	Stock Purchase Agreement between Crimson Forest Entertainment Group Inc. and China Film Assist Co., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2014.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

