Form 10-K
period 2015-02-28
Crimson Forest Entertainment Group Inc.
filed 2015-06-15
CIK 1529516

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended February 28, 2015

[  ]  Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number: 0-55142

CRIMSON FOREST ENTERTAINMENT GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2838091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8335 Sunset Blvd., Suite #238

West Hollywood, California 90069

(Address of principal executive offices and zip code)

(323) 337-9086

(Registrant’s telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock and non-voting common equity on August 31, 2014 (consisting of Common Stock, $0.0001 par value per share) held by non-affiliates was approximately $938,750 based upon the most recent sales price of $0.25 for such Common Stock on August 29, 2014, which was the last trade prior to August 31, 2014. On August 31, 2014, there were 39,755,000 shares of our Common Stock issued and outstanding, of which approximately 3,755,000 shares were held by non-affiliates.

Number of shares of common stock, par value $.0001, outstanding as of June 11, 2015: 39,755,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. BUSINESS

Crimson Forest Entertainment Group Inc. (referred to herein as “we”, “us” or the “Company”) was organized under the laws of the State of Nevada on June 11, 2010, under the name Drive Assure, Inc. On July 26, 2011, we changed our name to East Shore Distributors, Inc. in order to better reflect the Company’s ongoing and future operations.

In February 2014, our principal stockholder Alex Fridman sold 36,000,000 shares, comprising approximately 90.55% of our issued and outstanding stock, to Samcorp, and Mr. Fridman and Scott Carpenter resigned as directors and officers of the Company.

On February 10, 2014, Jonathan Lim and Justin Begnaud were appointed directors of the Company. Mr. Lim was also appointed the Chief Executive Officer and Treasurer of the Company, and Mr. Begnaud was appointed Vice President – Chief Operating Officer of the Company. Mr. Begnaud subsequently resigned from his positions with the Company.

On June 20, 2014 we changed our name to “Crimson Forest Entertainment Group Inc.”

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

On July 3, 2014, the Company entered into a Co-Production Agreement with China Film Assist Co., Ltd. (“CFA”), a limited company having its principal place of business in Beijing, Peoples Republic of China (“PRC”). In the Agreement, the Company and CFA agree to finance, market and distribute, an English-language feature film tentatively entitled “Unknown Caller” (the “Picture”). Unknown Caller LLC (which subsequently changes its name to Life Unknown The Movie LLC) (“UCL”), which is the joint venture entity that will produce the Picture, agrees to perform all production work on the Picture. The financial contributions of the Company and CFA depend on the selection of the main lead actor identified in the Agreement. If such actor is the person identified in the agreement, 60% of the contributions would be attributed by CFA. If the main lead actor is anyone other than the person specified in the agreement, the contributions would be split equally. The Company is entitled to the distribution rights in the Picture in all regions and territories outside of those controlled by CFA, which consist of Mainland China, Taiwan, Hong Kong, Macao, Singapore, Korea, Japan, Australia, New Zealand and Malaysia) in all media (including without limitation licensing, merchandising and soundtrack distribution rights) in perpetuity. The Company has the right to appoint and assign an international sales agent on behalf of both parties for all sales outside of mainland China. The sales agency fees may not be more than 15% of all marketing and distribution expenses, which are capped at USD$100,000 and to be shared by the Company and CFA according to the sales revenue in each of their respective territories and in proportion to the overall international sales. Proceeds collected from exploitation of the Picture from any and all sources on a worldwide basis either by the Company and CFA, are to be distributed on the basis of their respective distribution rights. The total budget amount is $6,000,000. Should the actual spent budget exceed the budgeted amount, then it is the Company’s sole responsibility to make up the difference over the budgeted amount.

As of February 28, 2015 and 2014, the project has received $199,720 and $0, respectively, from CFA. In addition, the line of credit from EWB (described below) is being considered an advance from CFA. As of February 28, 2015, CFA funded $1,287,533 to UCL and was obligated to fund an additional $601,021 to UCL.

On August 29, 2014, UCL entered into a Business Loan Agreement, Commercial Security Agreement and Promissory Note with East West Bank (“EWB”). Pursuant to the Loan Agreement, EWB provided UCL with a Variable Rate Draw Down Line of Credit Loan (the “Loan”) for an aggregate amount of USD $3,333,333 due on August 29, 2015. The Loan Agreement provides that UCL may from time to time borrow up to an aggregate amount of $3,333,333 from East West Bank. The Loan was secured by Standby Letter of Credit denominated in Renminbi (“RMB”) for the equivalent of USD $3,333,333, which were issued by East West Bank China (“EWCN”). The Loan is also secured by substantially all of UCL’s tangible and intangible property, including but not limited to UCL’s inventory, accounts, instruments, and equipment. The Loan bears interest on the outstanding daily balance at a variable interest rate based on changes in the daily Wall Street Journal Prime rate, which was 3.25% per annum at the time the Loan Agreement was executed. The agreements contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, defective collateralization, inaccuracy of representations and warranties, and insolvency events.

The Loan proceeds are to be used as followed:

(a) Film Production. $3 million are to be allocated for film production of the Picture.

(b) Loan reserve. For each standby Letter of Credit, 10% of the face amount of the Standby Letter of Credit is required to be maintained as a reserve under the loan and allocated for (1) payment of interest and (2) for differences in the amount of the Loan and the Standby Letter of Credit resulting from fluctuations in the USD/RMB exchanges rate during the term of the loan.

UCL is required to pay the Loan in accordance with the following payment schedule:

(a) UCL shall pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning September 29, 2014, with all subsequent interest payments to be due on the same day of each month after that until the maturity date.

(b) UCL shall pay all outstanding principal plus all accrued unpaid interest on the date which is 30 days prior to the expiration date of the standby letters of credit.

As of February 28, 2015, UCL had an outstanding balance of $1,087,813 under the line of credit with EWB.

On November 3, 2014, the Company entered into a Stock Purchase Agreement with CFA. Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to issue and sell an aggregate of 10,000,000 shares of the Company’s Common Stock to CFA at a price of $0.50 per share for aggregate gross proceeds of $5,000,000.

The transaction was scheduled to close in installments:

i)	10% of the shares shall be purchased upon 5 working days after execution of the Stock Purchase Agreement;

ii)	40% of the shares shall be purchased upon on or before December 15, 2014;

iii)	50% of the shares shall be purchased upon on or before January 15, 2015;

As of February 28, 2015, no CFA had not funded any portion of the $5 million and no shares were issued. We are in negotiations with CFA regarding this Stock Purchase Agreement.

As of February 28, 2015, our first feature film, re-titled “Pali Road”, has completed principal photography and is currently in post-production. Pali Road is scheduled to be released before the end of the year. Other projects will be announced in the near future.

Employees

As of February 28, 2015, the Company had one employee, Jonathan Lim. As our business grows, we will need to hire a employees to manage and grow our operations.

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

We have limited operating history for investors to evaluate the potential of our business development. We have not extensively built our brand name or raise significant amounts of funds with which to produce films. In addition, we also face many of the risks and difficulties inherent in building and establishing a new company. Our future will depend on our ability to produce and bring to market, within prescribed budgets, new film and television projects, and attract investors to our projects and the Company.

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

The regulatory environment in which we operate may change. These changes may affect our ability to conduct our business or reduce our profitability. Our activities may be affected not only by legislation or regulations of general applicability, but also by industry-specific legislation or regulations. The SEC, other U.S. or foreign governmental authorities, or self-regulatory organizations may adopt new or revised regulations which affect our business. Changes in the interpretation or enforcement of existing laws and rules by those entities may also affect our business.

Risks Related to Our Common Stock

You may experience dilution of your ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 510,000,000 shares of capital stock, consisting of 500,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

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

Samcorp, which is controlled by Anthony Lim, the father of our Chief Executive Officer, beneficially owns approximately 90.55% of the common stock of the company, which could have a material adverse effect on your rights as a shareholder, including the inability for you to have an impact on matters put to a vote of the company’s shareholders.

Samcorp, which is controlled by Anthony Lim, the father of our chief Executive Officer, controls approximately 90.55% of the Company’s common stock, which could negatively impact your right as a shareholder because it can effectively control all decisions of the Company with his vote. Typically, any corporate decision that needs to be approved by the shareholders requires a majority of the outstanding shares to vote in favor of the corporate action. Because Samcorp controls more than a majority of the outstanding shares, its vote will be able to dictate the actions of the shareholders in all matters on which the shareholders are required to vote, which limits your ability to have an impact on any decisions put to a vote of shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

ITEM 2. PROPERTY.

The Company currently leases an office suite located at 8335 Sunset Blvd., Suite 238, West Hollywood, CA for approximately $240 per month. Our office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “CRIM” However, there is no active market for our common stock and trading has been extremely limited. The last trade for our common stock was at $0.51 per share on May 29, 2015. The two preceding trades were on May 28, 2015 at $1.10 per share and on December 31, 2014 at $2.28 per share. As there is currently little to no market for our common stock, we believe that this last reported price does not accurately reflect the value of the common stock of the Company, and it may not be possible to sell our common stock at this price.

Holders

As of June 11, 2015, the Company had approximately 35 shareholders of its common stock.

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

The Company, at the current time, has no stock option plan or any equity compensation plans

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the period covered by this report (fiscal year ended February 28, 2015), the registrant has not issued any securities without registration under the Securities Act of 1933.

Purchases of Equity Securities

During the fourth quarter of the fiscal year ended February 28, 2015, there were no purchases of the registrant’s common stock by or on behalf of the registrant or any affiliated purchaser.

Transfer Agent

The Company’s transfer agent is Globex Transfer, LLC. located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

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

Results of Operations for the years ended February 28, 2015 and 2014

				Increase/
	For The Years Ended		Increase/	(Decrease)
	February 28,		(Decrease)	Percentage
	2015	2014	U.S.Dollar ($)	(%)
Net Revenues	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-

Operating Expenses:
General and administrative expenses	616,827	41,157	575,670	1,398.72
Total operating expenses	616,827	41,157	575,670	1,398.72

Loss From Operations	(616,827)	(41,157)	(575,670)	1,398.72

Other Expense:
Other income	(65)	-	(65)	(100.00)
Interest Expense	32,332	-	32,332	100.00
Total other expense	32,267	-	32,267	100.00

Operating Loss	(649,094)	(41,157)	(607,937)	1,477.12

Provision for income tax	2,400	-	2,400	100.00

Net Loss	$(651,494)	$(41,157)	$(610,337)	1,482.95

Revenue

We had no revenue for the years ended February 28, 2015 and 2014.

Cost of Revenue

We had no cost of revenue for the years ended February 28, 2015 and 2014.

Gross Profit

We had no gross profit from sales for the years ended February 28, 2015 and 2014.

General and Administrative Expenses

General and administrative expenses were $616,827 for the year ended February 28, 2015, compared to $41,157 for the year ended February 28, 2014, which represents an increase of $575,670, or 1,399%. This increase was due to the increase in employee expenses, administrative expenses for new movie projects and professional fees related to public company filings and business strategy.

Interest expense.

Interest expense was $32,332 for the year ended February 28, 2015, compared to $0 for the year ended February 28, 2014, which represents an increase of $32,332, or 100%. The increase in interest expense was due to increase in interest accrued derived from additional issuances of convertible debt during the year ended February 28, 2015.

Liquidity & Capital Resources

Our principal sources of liquidity during the year ended February 28, 2015 include proceeds from issuance of convertible debt and net proceeds from loan from related party.

As of the February 28, 2015, we had cash of $107,901 as compared to $9,500 as of February 28, 2014, representing a increase of $98,401. Our principal sources of liquidity during the year ended February 28, 2015 include proceeds from issuance of convertible debt of $1,750,000 and net proceeds from loan from related party of $1,078,497.

The following table sets forth a summary of our cash flows for the years indicated:

	For the years Ended February 28,
	2015	2014

Net cash (used in) operating activities	$(2,128,839)	$(28,677)
Net cash (used in) investing activities	$(601,257)	$-
Net cash provided by financing activities	$2,828,497	$27,000

Net cash used in operating activities was $2,128,839 for the year ended February 28, 2015, compared to $28,677 for the year ended February 28, 2014. The increase of $2,100,162 was primarily due to increased prepaid project cost of $272,718 and increased film costs of $1,238,023 for the year ended February 28, 2015.

Net cash used in investing activities was $601,257 for the year ended February 28, 2015, compared to $0 for the year ended February 28, 2014. The increase of $601,257 was due to the increase other receivable of $601,021 and the cash receipt of investment in Crimson Forest Entertainment Group (USA), LLC in amount of $764 and offset by payments made of investment in Crimson Forest Entertainment Group (USA), LLC in amount of $1,000.

Net cash provided by financing activities amounted to $2,828,497 for the year ended February 28, 2015, compared to $27,000 for the year ended February 28, 2014, representing a increase of $2,801,497. The increase was primarily due to the proceeds from issuance of convertible debt of $1,750,000 and net proceeds from loan from related party of $1,078,497 for the year ended February 28, 2015.

On March 23, 2014, the Company entered into a financing agreement with Portnice Investment Limited for the amount of $2,000,000 to be used for operational and project development expenses. The financing agreement was executed as a convertible note purchase agreement with Portnice Investment Limited whereby the company may sell and issue up to an aggregate maximum of $2,000,000 in principal amount of Convertible Notes prior to March 3, 2019. The Notes bear an interest rate equal to 3.8% per annum, compounded annually, based on a 365 day year. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited. On June 13, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. On November 21, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. On December 31, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $1,000,000. As of February 28, 2015, the Convertible Debt had a balance of $1,750,000.

On July 3, 2014, the Company entered into a Co-Production Agreement with China Film Assist Co., Ltd. (“CFA”), a limited company having its principal place of business in Beijing, Peoples Republic of China (“PRC”). In the Agreement, the Company and CFA agree to finance, market and distribute, an English-language feature film tentatively entitled “Unknown Caller” (the “Picture”). Unknown Caller LLC (which subsequently changes its name to Life Unknown The Movie LLC) (“UCL”), which is the joint venture entity that will produce the Picture, agrees to perform all production work on the Picture. The financial contributions of the Company and CFA depend on the selection of the main lead actor identified in the Agreement. If such actor is the person identified in the agreement, 60% of the contributions would be attributed by CFA. If the main lead actor is anyone other than the person specified in the agreement, the contributions would be split equally. The Company is entitled to the distribution rights in the Picture in all regions and territories outside of those controlled by CFA, which consist of Mainland China, Taiwan, Hong Kong, Macao, Singapore, Korea, Japan, Australia, New Zealand and Malaysia) in all media (including without limitation licensing, merchandising and soundtrack distribution rights) in perpetuity. The Company has the right to appoint and assign an international sales agent on behalf of both parties for all sales outside of mainland China. The sales agency fees may not be more than 15% of all marketing and distribution expenses, which are capped at USD$100,000 and to be shared by the Company and CFA according to the sales revenue in each of their respective territories and in proportion to the overall international sales. Proceeds collected from exploitation of the Picture from any and all sources on a worldwide basis either by the Company and CFA, are to be distributed on the basis of their respective distribution rights. The total budget amount is $6,000,000. Should the actual spent budget exceed the budgeted amount, then it is the Company’s sole responsibility to make up the difference over the budgeted amount.

As of February 28, 2015 and 2014, the project has received $199,720 and $0, respectively, from CFA. In addition, the line of credit from EWB (described below) is being considered an advance from CFA. As of February 28, 2015, CFA funded $1,287,533 to UCL and was obligated to fund an additional $601,021 to UCL.

On August 29, 2014, UCL entered into a Business Loan Agreement, Commercial Security Agreement and Promissory Note with East West Bank (“EWB”). Pursuant to the Loan Agreement, EWB provided UCL with a Variable Rate Draw Down Line of Credit Loan (the “Loan”) for an aggregate amount of USD $3,333,333 due on August 29, 2015. The Loan Agreement provides that UCL may from time to time borrow up to an aggregate amount of $3,333,333 from East West Bank. The Loan was secured by Standby Letter of Credit denominated in Renminbi (“RMB”) for the equivalent of USD $3,333,333, which were issued by East West Bank China (“EWCN”). The Loan is also secured by substantially all of UCL’s tangible and intangible property, including but not limited to UCL’s inventory, accounts, instruments, and equipment. The Loan bears interest on the outstanding daily balance at a variable interest rate based on changes in the daily Wall Street Journal Prime rate, which was 3.25% per annum at the time the Loan Agreement was executed. The agreements contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, defective collateralization, inaccuracy of representations and warranties, and insolvency events.

The Loan proceeds are to be used as followed:

(a) Film Production. $3 million are to be allocated for film production of the Picture.

(b) Loan reserve. For each standby Letter of Credit, 10% of the face amount of the Standby Letter of Credit is required to be maintained as a reserve under the loan and allocated for (1) payment of interest and (2) for differences in the amount of the Loan and the Standby Letter of Credit resulting from fluctuations in the USD/RMB exchanges rate during the term of the loan.

UCL is required to pay the Loan in accordance with the following payment schedule:

(a) UCL shall pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning September 29, 2014, with all subsequent interest payments to be due on the same day of each month after that until the maturity date.

(b) UCL shall pay all outstanding principal plus all accrued unpaid interest on the date which is 30 days prior to the expiration date of the standby letters of credit.

As of February 28, 2015, UCL had an outstanding balance of $1,087,813 under the line of credit with EWB.

On November 3, 2014, the Company entered into a Stock Purchase Agreement with CFA. Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to issue and sell an aggregate of 10,000,000 shares of the Company’s Common Stock to CFA at a price of $0.50 per share for aggregate gross proceeds of $5,000,000.

The transaction was scheduled to close in installments:

i)	10% of the shares shall be purchased upon 5 working days after execution of the Stock Purchase Agreement;

ii)	40% of the shares shall be purchased upon on or before December 15, 2014;

iii)	50% of the shares shall be purchased upon on or before January 15, 2015;

As of February 28, 2015, no CFA had not funded any portion of the $5 million and no shares were issued. We are in negotiations with CFA regarding this Stock Purchase Agreement.

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

In the year ended February 28, 2015, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Recent Accounting Pronouncements

Other than Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, there are no recent accounting pronouncements expected to affect the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2015, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of February 28, 2015, and identified the following material weaknesses:

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

The Company will continue its assessment on a quarterly basis and the Company plans to hire personnel and resources to address these material weaknesses when it is financially able to do so. We believe these issues can be solved by hiring in-house accounting support and plan to do so as soon as we have funds available for this.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of June 11, 2015. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next board of directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Title	Date of Appointment
Jonathan Lim	43	Director, Chief Executive Officer, and Treasurer	February 10, 2014

We do not have a standing audit committee or an audit committee financial expert. We do not have an audit committee financial expert because of the small size of our company and our board of directors at this time, and also because the cost related to retaining a financial expert at this time would be prohibitive.

Jonathan Lim - Director, Chief Executive Officer and Treasurer

Jonathan Lim, is our Chief Executive Officer and Chairman of our board of directors. Mr. Lim has over ten years’ experience in the entertainment business in China where he produced and managed over numerous Film & Television projects. Mr. Lim is graduate of both New York and Beijing Film Academy and first feature film “SLAM” was distributed by Sony Pictures Television International and CCTV. Other notable projects include Sony Pictures Television International China’s remake of Sofia’s Diary an interactive Web series which had over 100 million views and the localized launch for China of the Dr. Oz show. Mr. Lim was also the creator/producer of “Made in NBA” a weekly television show for the NBA for over 6 years that was broadcast over 40 channels in Mainland China.

Mr. Lim has over twenty years of business experience in brand development, strategic marketing and planning in the retail business. From 2002 until February 2014, Mr. Lim held various executive positions at Aussino Group Limited, an international retailer and wholesaler of home fashion textiles & licensed products. Mr. Lim previously served as CEO and Managing Director of Aussino Group Limited, and was responsible for the establishment of new stores and franchising expansion activities throughout China and the other Asian markets.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and any beneficial owner of more than 10% of any class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC and furnish copies of the reports to the Company. Based solely on the Company’s review of copies of such forms and written representations by the Company’s directors and executive officers received by it, the Company believes that during 2014, all such reports were timely filed, except that (i) the Form 3 for Jonathan Lim and Justin Begnaud upon their becoming officers of the Company, and the Form 3 of Samcorp, on its becoming a 10% beneficial owner of the Company, were each filed late, and (ii) Alex Fridman failed to file a Form 4 reporting a sale of the Company’s common stock.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended February 28, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total

Jonathan Lim, CEO	2015	148,684	0	0	0	0	148,684
	2014	0	0	0	0	0	0
Justin Begnaud, COO(1)	2015	100,000	0	0	0	0	100,000
	2014	0	0	0	0	0	0

(1) Resigned from his positions with the Company on February 6, 2015.

Option Grants

There were no individual grants of stock options to purchase our common stock made or outstanding to the executive officers named in the Summary Compensation Table for the year ended February 28, 2015.

Long-Term Incentive Plan Awards

The Company does not currently have a long-term incentive plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Company’s board of directors has the authority to fix the compensation of directors. No amounts were paid to, or accrued to, directors in such capacity for the year ended February 28, 2015.

Employment Agreements

Currently, we do not have an employment agreement in place with any of our executive officers.

Committees

As the Company’s Board of Directors currently consists of one person, the Company’s board of directors does not currently have any committees. During the most recently completed fiscal year, Jonathan Lim, the Company’s Chief Executive Officer, made all decisions concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of June 11, 2015 by: (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o Crimson Forest Entertainment Group, Inc., 8335 Sunset Blvd., Suite #238, West Hollywood, California 90069.

Title of Class	Name and Address Of Beneficial Owners	Amount and Nature Of Beneficial Ownership	Percent Of Class (1)
Common Stock	Samcorp Capital Corporation (2)	36,000,000	90.55%
Common Stock	Jonathan Lim	0	0%
Common Stock	All officers and directors as a group (1 person)	0	0%

(1)	The number of outstanding shares of common stock of the Company for purposes of calculating the above percentages is 39,755,000.

(2)	The business address of Samcorp Capital Corporation is 278 Ocean Drive, #08-23 The Coast, Sentosa Cove, Singapore. The individual person who has the power to vote and/or dispose of their securities is Mr. Anthony Lim, the father of the Company’s Chairman and Chief Executive Officer.

The Company had no outstanding equity awards at fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

As of February 28, 2015, the Company had three loans of $395,000, $700,000 and $3,497 due to Mirare Corporation, which is ultimately owned by Mr. Anthony Lim and Mr. Jonathan Lim. As of February 28, 2014, the Company had a $20,000 loan due to Jonathan Lim. Mr. Jonathan Lim is the Chief Executive Officer and chairman of the Company. Mr. Anthony Lim is the father of Mr. Jonathan Lim. Those loans are unsecured, bear no interest, and due on demand.

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

As of February 28, 2015, none of our directors qualified as independent in accordance with Nasdaq Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended February 28, 2015 and 2014, were $45,500 and $18,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended February 28, 2015 and 2014, were $0 and $0, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended February 28, 2015 and 2014, were $0 and $0, respectively.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our board of directors pre-approves all services provided by our independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

1. The following financial statements of are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm Balance Sheet at February 28, 2015 and 2014

Statements of Operations - for the years ended February 28, 2015 and 2014

Statements of Cash Flows - for the years ended February 28, 2015 and 2014

Statements of Stockholders’ Equity - for the years ended February 28, 2015 and 2014

Notes to Financial Statements

(b) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

3.2	Certificate of Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

3.3	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

10.1	Securities Purchase Agreement, dated February 7, 2014, by and among East Shore Distributors, Inc., Alex Fridman and Samcorp Capital Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2014)

10.2	Co-Production Agreement, dated July 3, 2014, by and among the Company, Unknown Caller LLC, and China Film Assist Co., Ltd. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 19, 2014)

10.3	Business Loan Agreement between Unknown Caller LLC and East West Bank. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2014)

10.4	Commercial Security Agreement between Unknown Caller LLC and East West Bank (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2014)

10.5	Promissory Note between Unknown Caller LLC and East West Bank (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2014)

10.6	Convertible Notes Purchase Agreement and Form of Convertible Note, dated March 23, 2014, by and between the Registrant and Portnice Investment Limited, a British Virgin Islands corporation. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 20, 2014)

10.8	Stock Purchase Agreement between Crimson Forest Entertainment Group Inc. and China Film Assist Co. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2014)

10.9	Severance Agreement and General Release, by and between Justin Begnaud and Crimson Forest Entertainment Group Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2015)

14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 22, 2011)

31.1	Certification by the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	INS XBRL Instance Document **

101.SCH	SCH XBRL Schema Document **

101.CAL	CAL XBRL Calculation Linkbase Document **

101.DEF	DEF XBRL Definition Linkbase Document **

101.LAB	LAB XBRL Label Linkbase Document **

101.PRE	PRE XBRL Presentation Linkbase Document **

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

Crimson Forest Entertainment Group Inc.

Date: June 15, 2015	By:	/s/ Jonathan Lim
Jonathan Lim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jonathan Lim	Chairman of the Board,	June 15, 2015
Jonathan Lim	Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

Financial Statements

February 28, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Crimson Forest Entertainment Group Inc.

We have audited the accompanying consolidated balance sheet of Crimson Forest Entertainment Group Inc. (formerly known as East Shore Distributors, Inc.) and Subsidiaries (collectively the “Company”) as of February 28, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at February 28, 2015 and 2014, and the results of its consolidated operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ SIMON & EDWARD, LLP

Diamond Bar, California

June 14, 2015

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2015	February 28, 2014

ASSETS
Current Asset
Cash	$107,901	$9,500
Other Receivable	601,021	-
Prepaid Project Cost	272,718	-
Total Current Assets	981,640	9,500
Other Assets
Film Costs	1,259,036	-
Organization Costs	3,785	-
Other Assets	220	-
Total Assets	$2,244,681	$9,500

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$33,942	$100
Loans payable - related parties	1,098,497	20,000
Total Current Liabilities	1,132,439	20,100
Long Term Liabilities
Convertible debt – related parties	1,750,000	-
Accrued Interest	24,336	-
Total Liabilities	2,906,775	20,100

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 39,755,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	65,604	65,604
Accumulated deficit	(731,674)	(80,180)
Total Stockholders’ Deficit	(662,094)	(10,600)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,244,681	$9,500

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS

	For The Years Ended February 28,
	2015	2014
Net Revenues	$-	$-
Cost of Revenue	-	-
Gross profit	-	-

Operating Expenses:
General and administrative expenses	616,827	41,157
Total operating expenses	616,827	41,157

Loss From Operations	(616,827)	(41,157)

Other Expense:
Other Income	(65)
Interest Expense	32,332	-
Total other expense	32,267	-

Operating Loss	(649,094)	(41,157)

Provision for income tax	2,400	-

Net Loss	$(651,494)	$(41,157)

Net income (loss) per common share - basic and diluted	$(0.02)	$0.00

Weighted average shares outstanding - basic and diluted	39,755,000	39,755,000

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(651,494)	$(41,157)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Prepaid Project Cost	(272,718)	-
Film Costs	(1,238,023)	-
Other Assets	(3,105)	-
Accounts payable and accrued liabilities	12,165	12,480
Accrued interest	24,336	-
Net Cash (Used In) Operating Activities	(2,128,839)	(28,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from Acquisition of Crimson Forest	764	-
Payment for acquisition of Crimson Forest	(1,000)	-
Other receivable	(601,021)	-
Net Cash (Used In) Investing Activities	(601,257)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable-related party	1,098,497	32,000
Repayment of loans payable-related party	(20,000)	(5,000)
Proceeds from issuance of convertible debt	1,750,000	-
Net Cash Provided By Financing Activities	2,828,497	27,000
NET (DECREASE) INCREASE IN CASH	98,401	(1,677)

CASH - BEGINNING OF PERIOD	9,500	11,177
CASH - ENDING OF PERIOD	$107,901	$9,500

SUPPLEMENTARY DISCLOSURES:

Cash paid during the period for:
Income tax	$2,400	$-
Interest	$-	$-
SUPPLEMENTARY DISCLOSURES OF NON-CASH FINANCING ACTIVITY:
Related-Party Debt Cancellation	$-	$46,880

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

	Common Stock, $0.0001 Par Value		Additional	Deficit	Total
	Number of shares	Amount	paid-in capital	during Development	Stockholders’ Equity (Deficit)

Balance at February 28, 2013	39,755,000	$3,976	$18,724	$(39,023)	$(16,323)
Related-Party Debt Cancellation	-	-	46,880		46,880
Net loss - 2014	-	-	-	(41,157)	(41,157)
Balance at February 28, 2014	39,755,000	$3,976	$65,604	$(80,180)	$(10,600)

Net loss - 2015	-	-	-	(651,494)	(651,494)
Balance at February 28, 2015	39,755,000	$3,976	$65,604	$(731,674)	$(662,094)

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

1. NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Crimson Forest Entertainment Group Inc. (formerly known as East Shore Distributors, Inc.) and its wholly owned subsidiaries, Crimson Forest Entertainment (USA) LLC, Life Unknown The Movie LLC., Crimson Forest Films (Canada) Ltd., Crimson Forest Films (Australia) Pty Ltd., Convergence The Movie LLC, and Nian The Movie LLC (collectively referred as the “Company,” unless the context indicates otherwise).

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

During March 2014, the Company founded a wholly owned entity, Unknown Caller LLC (“UCL”), a California limited liability company, with initial capital contribution of $5,500. On January 8, 2015, the Company has changed its legal name to Life Unknown The Movie LLC (“LUML”).

On November 19, 2014, the Company founded a wholly owned entity, Crimson Forest Films (Canada) Ltd. (“Crimson Forest Canada”) in British Columbia, Canada. As of February 28, 2015, the Company has no material operating activities.

On November 24, 2014, the Company founded a wholly owned entity, Crimson Forest Films (Australia) Pty Ltd. (“Crimson Forest Australia”) in Australia with initial capital contribution of $1,000. As of February 28, 2015, the Company has no material operating activities.

On December 5, 2014, the Company founded a wholly owned entity, Convergence The Movie LLC (“CTV”), a California limited liability company. As of February 28, 2015, the Company has no material operating activities.

On December 5, 2014, the Company founded a wholly owned entity, Nian The Movie LLC (“NTV”), a California limited liability company, with initial capital contribution of $1,000. As of February 28, 2015, the Company has no material operating activities.

2. RISKS AND UNCERTAINTIES

The Company’s operations will be subject to normal entertainment industry risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because the Company incurred losses for the year ended February 28, 2014, the number of basic and diluted shares of common stock is the same since any effect from outstanding convertible debt would be anti-dilutive.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. As of February 28, 2015 and 2014, the Company had no cash equivalents.

Prepaid Project Cost

As of February 28, 2015 and 2014, Prepaid cost related to movie projects were $272,718 and $0, respectively.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

Film Costs

The Company capitalizes costs which were used in the production of films according to ASC 926, Entertainment – Films. Pursuant to ASC 926-20-35, the Company will begin to amortize capitalized film cost when a film is released and it begins to recognize revenue from the film. For films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead.

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

3. Substantial delays in completion or release schedules

4. Changes in release plans, such as a reduction in the initial release pattern

5. Insufficient funding or resources to complete the film and to market it effectively

6. Actual performance subsequent to release fails to meet prerelease expectations. (ASC 926-20-35-12)

As of February 28, 2015 and 2014, the carrying value of the film costs was $1,259,036 and $0, respectively.

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

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

The Company’s financial instruments consisted primarily of cash, film costs, accounts payable, and loans payable – related party. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of February 28, 2015 and 2014, respectively, due to the short-term nature of these instruments.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The Company elected early adoption of ASU 2014-10. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

4. OTHER RECEIVABLE

As of February 28, 2015 and 2014, other receivable consisted of the following:

	February 28,
	2015	2014
Total accumulated capitalized costs	$3,147,590	$-
Less: 40% Est. shared of costs of the Company	(1,259,036)	-
60% of the Project cost is borne by CFA	1,888,554	-
Less: Project advances from CFA	(199,720)	-
Line of credit from EWB	(1,087,813)	-
Other receivable from CFA	$601,021	$-

On July 3, 2014, the Company entered into a Co-Production Agreement with China Film Assist Co., Ltd. (“CFA”), a limited company having its principal place of business in Beijing, Peoples Republic of China (“PRC”). In the Agreement, the Company and CFA agree to finance, market and distribute, an English-language feature film tentatively entitled “Unknown Caller” (the “Picture”). Unknown Caller LLC (which subsequently changes its name to Life Unknown The Movie LLC) (“UCL”), which is the joint venture entity that will produce the Picture, agrees to perform all production work on the Picture. The financial contributions of the Company and CFA depend on the selection of the main lead actor identified in the Agreement. If such actor is the person identified in the agreement, 60% of the contributions would be attributed by CFA. If the main lead actor is anyone other than the person specified in the agreement, the contributions would be split equally. The Company is entitled to the distribution rights in the Picture in all regions and territories outside of those controlled by CFA, which consist of Mainland China, Taiwan, Hong Kong, Macao, Singapore, Korea, Japan, Australia, New Zealand and Malaysia) in all media (including without limitation licensing, merchandising and soundtrack distribution rights) in perpetuity. The Company has the right to appoint and assign an international sales agent on behalf of both parties for all sales outside of mainland China. The sales agency fees may not be more than 15% of all marketing and distribution expenses, which are capped at USD$100,000 and to be shared by the Company and CFA according to the sales revenue in each of their respective territories and in proportion to the overall international sales. Proceeds collected from exploitation of the Picture from any and all sources on a worldwide basis either by the Company and CFA, are to be distributed on the basis of their respective distribution rights. The total budget amount is $6,000,000. Should the actual spent budget exceed the budgeted amount, then it is the Company’s sole responsibility to make up the difference over the budgeted amount.

As of February 28, 2015 and 2014, the project has received $199,720 and $0, respectively, from CFA. In addition, the line of credit from EWB (described below) is being considered an advance from CFA. As of February 28, 2015, CFA funded $1,287,533 to UCL and was obligated to fund an additional $601,021 to UCL.

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

The Company has a net operating loss carry forward for tax purposes totaling approximately $730,000 at February 28, 2015, expiring through 2034. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

Significant deferred tax assets at February 28, 2015 and 2014 are approximately as follows:

	February 28, 2015	February 28, 2014

Gross deferred tax assets:
Net operating loss carry forwards	$248,000	$27,000
Total deferred tax assets	248,000	27,000
Less: valuation allowance	(248,000)	(27,000)

Net deferred tax asset recorded	$-	$-

As of February 28, 2015 and 2014, the valuation allowances were $248,000 and $27,000, respectively.

The actual tax benefit differs from the expected tax benefit for the years ended February 28, 2015 and 2014 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	For The Years Ended February 28,
	2015	2014

Deferred tax asset for NOL carry forwards	221,000	14,000
Change in valuation allowance	(221,000)	(14,000)

Net deferred income tax expenses (benefit)	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2015.

The net change in valuation allowance during the years ended February 28, 2015 and 2014 was an increase of approximately $221,000 and $14,000, respectively.

6. PROMISSORY NOTE

On August 29, 2014, UCL entered into a Business Loan Agreement, Commercial Security Agreement and Promissory Note with East West Bank (“EWB”). Pursuant to the Loan Agreement, EWB provided UCL with a Variable Rate Draw Down Line of Credit Loan (the “Loan”) for an aggregate amount of USD $3,333,333 due on August 29, 2015. The Loan Agreement provides that UCL may from time to time borrow up to an aggregate amount of $3,333,333 from East West Bank. The Loan was secured by Standby Letter of Credit denominated in Renminbi (“RMB”) for the equivalent of USD $3,333,333, which were issued by East West Bank China (“EWCN”). The Loan is also secured by substantially all of UCL’s tangible and intangible property, including but not limited to UCL’s inventory, accounts, instruments, and equipment. The Loan bears interest on the outstanding daily balance at a variable interest rate based on changes in the daily Wall Street Journal Prime rate, which was 3.25% per annum at the time the Loan Agreement was executed. The agreements contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, defective collateralization, inaccuracy of representations and warranties, and insolvency events.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

The Loan proceeds are to be used as followed:

(a) Film Production. $3 million are to be allocated for film production of the Picture.

(b) Loan reserve. For each standby Letter of Credit, 10% of the face amount of the Standby Letter of Credit is required to be maintained as a reserve under the loan and allocated for (1) payment of interest and (2) for differences in the amount of the Loan and the Standby Letter of Credit resulting from fluctuations in the USD/RMB exchanges rate during the term of the loan.

UCL is required to pay the Loan in accordance with the following payment schedule:

(a) UCL shall pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning September 29, 2014, with all subsequent interest payments to be due on the same day of each month after that until the maturity date.

(b) UCL shall pay all outstanding principal plus all accrued unpaid interest on the date which is 30 days prior to the expiration date of the standby letters of credit.

As of February 28, 2015, UCL had an outstanding balance of $1,087,813 under the line of credit with EWB.

7. LOAN PAYABLE-RELATED PARTIES

The related parties listed below loaned money to the Company for the purpose of working capital. As of February 28, 2015 and 2014, due to related party consisted of the following:

As of February 28, 2015, the Company had three loans of $395,000, $700,000 and $3,497 due to Mirare Corporation, which is ultimately owned by Mr. Anthony Lim and Mr. Jonathan Lim. As of February 28, 2014, the Company had a $20,000 loan due to Jonathan Lim. Mr. Jonathan Lim is the Chief Executive Officer and chairman of the Company. Mr. Anthony Lim is the father of Mr. Jonathan Lim. Those loans are unsecured, bear no interest, and due on demand.

8. CONVERTIBLE DEBT- RELATED PARTY

The Company had the following convertible debt outstanding:

	February 28, 2015	February 28, 2014
Convertible Debt	$1,750,000	$-

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

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

The Convertible Notes is convertible at the holders’ option into shares of Company common stock at $0.008 per share or at the purchase price of the Capital Stock issued in the Qualified Financing. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited. On June 13, 2014, the Company issued a Convertible Promissory Note to Portnice in the principal amount of $250,000. On November 21, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. On December 31, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $1,000,000. As of February 28, 2015 and 2014, the Convertible Debt amounted to $1,750,000 and $0, respectively.

Interest expense of the Convertible Notes for the years ended February 28, 2015 and 2014 amounted to $24,336 and $0, respectively.

9. STOCKHOLDER’S EQUITY (DEFICIT)

On March 10, 2014, the Company approved an increase of the Company’s authorized common stock from 100,000,000 to 500,000,000 shares.

Stock Purchase Agreement

On November 3, 2014, the Company entered into a Stock Purchase Agreement with CFA. Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to issue and sell an aggregate of 10,000,000 shares of the Company’s Common Stock to CFA at a price of $0.50 per share for aggregate gross proceeds of $5,000,000.

The transaction was scheduled to close in installments:

i)	10% of the shares shall be purchased upon 5 working days after execution of the Stock Purchase Agreement;

ii)	40% of the shares shall be purchased upon on or before December 15, 2014;

iii)	50% of the shares shall be purchased upon on or before January 15, 2015;

As of February 28, 2015, no CFA had not funded any portion of the $5 million and no shares were issued. We are in negotiations with CFA regarding this Stock Purchase Agreement.

10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after February 28, 2015 up through the date the financial statements were issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the year ended February 28, 2015 except for the following:

On May 06, 2015, the Company discontinued a wholly owned entity, Convergence The Movie LLC (“CTV”), a California limited liability company.

On May 06, 2015, the Company discontinued a wholly owned entity, Nian The Movie LLC (“NTV”), a California limited liability company.

