Form 10-Q
period 2015-05-31
Crimson Forest Entertainment Group Inc.
filed 2015-07-20
CIK 1529516

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From__________to ____________

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

Number of shares of common stock outstanding as of May 31, 2015: 39,755,000.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2015 AND FEBRUARY 28, 2015

	May 31, 2015	February 28, 2015
	(Unaudited)
ASSETS
Current Asset
Cash	$9,310	$107,901
Other Receivable	390,898	601,021
Prepaid Project Cost	-	272,718
Total Current Assets	400,208	981,640
Other Assets
Film Costs	1,411,640	1,259,036
Organization Costs	3,269	3,785
Other Assets	220	220
Total Assets	$1,815,337	$2,244,681

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$204,610	$33,942
Loans payable - related parties	690,719	1,098,497
Total Current Liabilities	895,329	1,132,439
Long Term Liabilities
Convertible debt – related parties	1,800,000	1,750,000
Accrued Interest	41,274	24,336
Total Liabilities	2,736,603	2,906,775

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 39,755,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	65,604	65,604
Accumulated deficit	(990,846)	(731,674)
Total Stockholders’ Deficit	(921,266)	(662,094)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,815,337	$2,244,681

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATION
AND OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MAY 31, 2015 AND 2014

	Three Months Ended May 31,
	2015	2014
Net Revenues	$-	$-
Cost of Revenue	-	-
Gross profit	-	-

Operating Expenses:
General and administrative expenses	229,984	193,652
Total operating expenses	229,984	193,652

Loss From Operations	(229,984)	(193,652)

Other Expense:
Other Income	(12)	-
Interest Expense	29,200	-
Total other expense	29,188	-

Operating Loss	(259,172)	(193,652)

Provision for income tax	-	-

Net Loss	$(259,172)	$(193,652)

Net income (loss) per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	39,755,000	39,755,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2015 AND 2014

	Three Months Ended May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(259,172)	$(193,652)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Prepaid Project Cost	272,718	-
Film Costs	(152,604)	(47,844)
Other Assets	516	(220)
Accounts payable and accrued liabilities	170,668	32,901
Accrued interest	16,938	-
Net Cash Provided By (Used In) Operating Activities	49,064	(208,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from Acquisition of Crimson Forest	-	764
Other receivable	210,123	-
Net Cash Provided By Investing Activities	210,123	764

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable-related party	-	2,497
Repayment of loans payable-related party	(407,778)	(20,000)
Proceeds from issuance of convertible debt	50,000	250,000
Net Cash (Used In) Provided By Financing Activities	(357,778)	232,497
NET (DECREASE) INCREASE IN CASH	(98,591)	24,446

CASH - BEGINNING OF PERIOD	107,901	9,500
CASH - ENDING OF PERIOD	$9,310	$33,946

SUPPLEMENTARY DISCLOSURES:

Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

On March 3, 2014, the Company entered into a Membership Interest Purchase Agreement with Namaskar Corporation, a California corporation, and a related party of the Company. Subject to the terms and conditions of this agreement, the Company acquired 1,000 membership interest units of Crimson Forest Entertainment (USA) LLC (“Crimson Forest”), a California limited liability company with a purchase price of $1,000. Subsequent to the acquisition, Crimson Forest became a 100% owned subsidiary of the Company.

During March 2014, the Company founded a wholly owned entity, Unknown Caller LLC (“UCL”), a California limited liability company, with initial capital contribution of $5,500. On January 8, 2015, the Company has changed its legal name to Life Unknown The Movie LLC (“LUML”).

On November 19, 2014, the Company founded a wholly owned entity, Crimson Forest Films (Canada) Ltd. (“Crimson Forest Canada”) in British Columbia, Canada. As of May 31, 2015, the Company has no material operating activities.

On November 24, 2014, the Company founded a wholly owned entity, Crimson Forest Films (Australia) Pty Ltd. (“Crimson Forest Australia”) in Australia with initial capital contribution of $1,000. As of May 31, 2015, the Company has no material operating activities.

2. RISKS AND UNCERTAINTIES

The Company’s operations will be subject to normal entertainment industry risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidation financial statements and notes thereto for the fiscal year ended February 28, 2015 included in the Company’s Form 10-K. In the opinion of management, the interim financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because the Company incurred losses for the three months ended May 31, 2015, the number of basic and diluted shares of common stock is the same since any effect from outstanding convertible debt would be anti-dilutive.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At May 31, 2015 and February 28, 2015, the Company had no cash equivalents.

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

3. Substantial delays in completion or release schedules

4. Changes in release plans, such as a reduction in the initial release pattern

5. Insufficient funding or resources to complete the film and to market it effectively

6. Actual performance subsequent to release fails to meet prerelease expectations. (ASC 926-20-35-12)

As of May 31, 2015 and February 28, 2015, the carrying value of the film costs was $1,411,640 and $1,259,036, respectively.

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

The Company’s financial instruments consisted primarily of cash, film costs, accounts payable, and loans payable – related party. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of May 31, 2015 and February 28, 2015, respectively, due to the short-term nature of these instruments.

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations. There were no unrecognized tax benefits for the three months ended May 31, 2015 and 2014 since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

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

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

4. OTHER RECEIVABLE

As of May 31, 2015 and February 28, 2015, other receivable consisted of the following:

	May 31, 2015	February 28, 2015
Total accumulated capitalized costs	$3,529,100	$3,147,590
Less: 40% Est. shared of costs of the Company	(1,411,640)	(1,259,036)
60% of the Project cost is borne by CFA	2,117,460	1,888,554
Less: Project advances from CFA	(199,720)	(199,720)
Line of credit from EWB	(1,526,842)	(1,087,813)
Other receivable from CFA	$390,898	$601,021

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

As of May 31, 2015 and February 28, 2015, the project has received $199,720 and $199,720, respectively, from CFA. In addition, the line of credit from EWB (described below) is being considered an advance from CFA. As of May 31, 2015, CFA funded $1,726,562 to UCL and was obligated to fund an additional $390,898 to UCL.

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

The Company has a net operating loss carry forward for tax purposes totaling approximately $991,000 at May 31, 2015, expiring through 2034. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).

Significant deferred tax assets at May 31, 2015 and February 28, 2015 are approximately as follows:

	May 31, 2015	February 28, 2015

Gross deferred tax assets:
Net operating loss carry forwards	$336,000	$248,000
Total deferred tax assets	336,000	248,000
Less: valuation allowance	(336,000)	(248,000)

Net deferred tax asset recorded	$-	$-

As of May 31, 2015 and February 28, 2015, the valuation allowances were $336,000 and $248,000, respectively.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The actual tax benefit differs from the expected tax benefit for the three months ended May 31, 2015 and 2014 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	For The Three Months Ended May 31,
	2015	2014

Deferred tax asset for NOL carry forwards	88,000	66,000
Change in valuation allowance	(88,000)	(66,000)

Net deferred income tax expenses (benefit)	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2015.

The net change in valuation allowance during the three months ended May 31, 2015 and 2014 was an increase of approximately $88,000 and $66,000, respectively.

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

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of May 31, 2015, UCL had an outstanding balance of $1,526,842 under the line of credit with EWB.

7. LOAN PAYABLE-RELATED PARTY

The related parties listed below loaned money to the Company for the purpose of working capital. As of May 31, 2015 and February 28, 2015, due to related party consisted of the following:

As of May 31, 2015, the Company had three loans of $675,000, $12,212 and $3,507 due to Mirare Corporation, which is ultimately owned by Mr. Anthony Lim and Mr. Jonathan Lim. As of February 28, 2015, the Company had three loans of $395,000, $700,000 and $3,497 due to Mirare Corporation, which is ultimately owned by Mr. Anthony Lim and Mr. Jonathan Lim. Mr. Jonathan Lim is the Chief Executive Officer and chairman of the Company. Mr. Anthony Lim is the father of Mr. Jonathan Lim. Those loans are unsecured, bear no interest, and due on demand.

8. CONVERTIBLE DEBT

The Company had the following convertible debt outstanding:

	May 31, 2015	February 28, 2015
Convertible Debt	$1,800,000	$1,750,000

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

The Convertible Notes is convertible at the holders’ option into shares of Company common stock at $0.008 per share or at the purchase price of the Capital Stock issued in the Qualified Financing. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited. On June 13, 2014, the Company issued a Convertible Promissory Note to Portnice in the principal amount of $250,000. On November 21, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. On December 31, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $1,000,000. On May 28, 2015, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $50,000. As of May 31, 2015 and February 28, 2015, the Convertible Debt amounted to $1,800,000 and $1,750,000, respectively.

Interest expense of the Convertible Notes for the three months ended May 31, 2015 and 2014 amounted to $16,939 and $1,822, respectively.

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

As of May 31, 2015, no CFA had not funded any portion of the $5 million and no shares were issued. We are in negotiations with CFA regarding this Stock Purchase Agreement.

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

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014

				Increase/
	For The Three Months Ended		Increase/	(Decrease)
	May 31,		(Decrease)	Percentage
	2015	2014	U.S. Dollar ($)	(%)
Net Revenues	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-

Operating Expenses:
General and administrative expenses	229,984	193,652	36,332	18.76
Total operating expenses	229,984	193,652	36,332	18.76

Loss From Operations	(229,984)	(193,652)	(36,332)	18.76

Other Expense:
Other income	(12)	-	(12)	(100.00)
Interest Expense	29,200	-	29,200	100.00
Total other expense	29,188	-	29,188	100.00

Operating Loss	(259,172)	(193,652)	(65,520)	33.83

Provision for income tax	-	-	-	100.00

Net Loss	$(259,172)	$(193,652)	$(65,520)	33.83

Revenue

We had no revenue for the three months ended May 31, 2015 and 2014.

Cost of Revenue

We had no cost of revenue for the three months ended May 31, 2015 and 2014.

Gross Profit

We had no gross profit from sales for the three months ended May 31, 2015 and 2014.

General and Administrative Expenses

General and administrative expenses were $229,984 for the three months ended May 31, 2015, compared to $193,652 for the three months ended May 31, 2014, which represents an increase of $36,332, or 18.76%.This increase was due to the increase in employee expenses, administrative expenses for new movie projects and professional fees related to public company filings and business strategy.

Interest expense.

Interest expense was $29,200 for the three months ended May 31, 2015, compared to $0 for the three months ended May 31, 2014, which represents an increase of $29,200, or 100%. The increase in interest expense was due to increase in interest accrued derived from additional issuances of convertible debt and line of credit with EWB during the three months ended May 31, 2015.

Liquidity & Capital Resources

Our principal sources of liquidity during the three months ended May 31, 2015 include proceeds from issuance of convertible debt and net proceeds from loan from related party.

As of May 31, 2015, we had cash of $9,310 as compared to $107,901 as of February 28, 2015, representing a decrease of $98,591.

The following table sets forth a summary of our cash flows for the three months indicated:

	For The Three Months Ended May 31,
	2015	2014

Net cash provided by (used in) operating activities	$49,064	$(208,815)
Net cash provided by investing activities	$210,123	$764
Net cash (used in) provided by financing activities	$(357,778)	$232,497

Net cash provided by operating activities was $49,064 for the three months ended May 31, 2015, compared to the net cash used in operating activities of $208,815 for the three months ended May 31, 2014. The increase of $257,879 was primarily due to increased prepaid project cost of $272,718 for the three months ended May 31, 2015.

Net cash provided by investing activities was $210,123 compared to $764 for three months ended May 31, 2014. The increase of $209,359 was due to the increase other receivable of $210,123 for the three months ended May 31, 2015.

Net cash used in financing activities amounted to $357,778 for the three months ended May 31, 2015, compared to the net cash provided by financing activities of $232,497 for the three months ended May 31, 2014, representing a decrease of $590,275. The decrease was primarily due to the repayment of loan to related party of $407,778 for the three months ended May 31, 2015.

On March 23, 2014, the Company entered into a financing agreement with Portnice Investment Limited for the amount of $2,000,000 to be used for operational and project development expenses. The financing agreement was executed as a convertible note purchase agreement with Portnice Investment Limited whereby the company may sell and issue up to an aggregate maximum of $2,000,000 in principal amount of Convertible Notes prior to March 3, 2019. The Notes bear an interest rate equal to 3.8% per annum, compounded annually, based on a 365 day year. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited. On June 13, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. On November 21, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. On December 31, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $1,000,000. As of May 31, 2015, the Convertible Debt had a balance of $1,800,000.

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

As of May 31, 2015 and February 28, 2015, the project has received $199,720 and $199,720, respectively, from CFA. In addition, the line of credit from EWB (described below) is being considered an advance from CFA. As of May 31, 2015, CFA funded $1,726,562 to UCL and was obligated to fund an additional $390,898 to UCL.

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

As of May 31, 2015, UCL had an outstanding balance of $1,526,842 under the line of credit with EWB.

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

As of May 31, 2015, no CFA had not funded any portion of the $5 million and no shares were issued. We are in negotiations with CFA regarding this Stock Purchase Agreement.

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

In the three months ended May 31, 2015, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

Our management, with the participation of our chief executive officer / chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer / chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer / chief financial officer, as appropriate, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended February 28, 2015. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company previously entered into a convertible note purchase agreement with Portnice Investment Limited for the maximum amount of $2,000,000, under which the Company may sell and issue up to an aggregate maximum of $2,000,000 in principal amount of Convertible Notes prior to March 3, 2019. During the quarter ending May 31, 2015, on May 28, 2015, the Company issued a Convertible Promissory Note in principal amount of $50,000 under this agreement to Portnice Investment Limited. The convertible notes were sold to an accredited investor, as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”), were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIMSON FOREST ENTERTAINMENT GROUP INC.

Date: July 20, 2015	By:	/s/ Jonathan Lim
Jonathan Lim
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 20, 2015	By:	/s/ Jonathan Lim
Jonathan Lim
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

