Form 10-Q
period 2015-08-31
Crimson Forest Entertainment Group Inc.
filed 2015-10-20
CIK 1529516

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2015

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

Number of shares of common stock outstanding as of August 31, 2015: 39,755,000.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF AUGUST 31, 2015 AND FEBRUARY 28, 2015

	August 31, 2015	February 28, 2015
	(Unaudited)
ASSETS
Current Asset
Cash	$3,462	$107,901
Other Receivable	373,082	601,021
Prepaid Project Cost	-	272,718
Total Current Assets	376,544	981,640
Other Assets
Film Costs	1,408,330	1,259,036
Organization Costs	3,269	3,785
Other Assets	220	220
Total Assets	$1,788,363	$2,244,681

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$246,035	$33,942
Loans payable - related parties	691,943	1,098,497
Total Current Liabilities	937,978	1,132,439
Long Term Liabilities
Convertible debt – related parties	1,900,000	1,750,000
Accrued Interest	59,358	24,336
Total Liabilities	2,897,336	2,906,775

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 39,755,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	65,604	65,604
Accumulated deficit	(1,178,553)	(731,674)
Total Stockholders’ Deficit	(1,108,973)	(662,094)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,788,363	$2,244,681

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	Six Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Net Revenues	$6,863	$-	$6,863	$-
Cost of Revenue	-	-	-	-
Gross profit	6,863	-	6,863	-

Operating Expenses:
General and administrative expenses	393,754	346,712	163,770	154,882
Total operating expenses	393,754	346,712	163,770	154,882

Loss From Operations	(386,891)	(346,712)	(156,907)	(154,882)

Other Expense:
Other Income	(12)	-	-	-
Interest Expense	60,000	6,299	30,800	4,477
Total other expense	59,988	6,299	30,800	4,477

Operating Loss	(446,879)	(353,011)	(187,707)	(159,359)

Provision for income tax	-	800	-	800

Net Loss	$(446,879)	$(353,811)	$(187,707)	$(160,159)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$0.00	$0.00

Weighted average shares outstanding - basic and diluted	39,755,000	39,755,000	39,755,000	39,755,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(446,879)	$(353,811)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Prepaid Project Cost	272,718
Film Costs	(149,294)	(28,092)
Other Assets	516	(220)
Accounts payable and accrued liabilities	212,093	1,963
Project advances	-	126,062
Accrued interest	35,022	6,299
Net Cash (Used In) Operating Activities	(75,824)	(247,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from Acquisition of Crimson Forest	-	764
Payment for acquisition of Crimson Forest	-	(1,000)
Other Receivable	227,939	-
Net Cash provided by (Used In) Investing Activities	227,939	(236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	-	6,747
Repayment of loans payable-related party	(406,554)	(20,000)
Proceeds from issuance of convertible debt	150,000	500,000
Net Cash Provided By (Used In) Financing Activities	(256,554)	486,747
NET (DECREASE) INCREASE IN CASH	(104,439)	238,712

CASH - BEGINNING OF PERIOD	107,901	9,500
CASH - ENDING OF PERIOD	$3,462	$248,212

SUPPLEMENTARY DISCLOSURES:

Cash paid during the period for:
Income tax	$-	$800
Interest	$-	-

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

On November 19, 2014, the Company founded a wholly owned entity, Crimson Forest Films (Canada) Ltd. (“Crimson Forest Canada”) in British Columbia, Canada. As of August 31, 2015, the Company has no material operating activities.

On November 24, 2014, the Company founded a wholly owned entity, Crimson Forest Films (Australia) Pty Ltd. (“Crimson Forest Australia”) in Australia with initial capital contribution of $1,000. As of August 31, 2015, the Company has no material operating activities.

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

Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because the Company incurred losses for the six months and the three months ended August 31, 2015, the number of basic and diluted shares of common stock is the same since any effect from outstanding convertible debt would be anti-dilutive.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At August 31, 2015 and February 28, 2015, the Company had no cash equivalents.

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

3. Substantial delays in completion or release schedules

4. Changes in release plans, such as a reduction in the initial release pattern

5. Insufficient funding or resources to complete the film and to market it effectively

6. Actual performance subsequent to release fails to meet prerelease expectations. (ASC 926-20-35-12)

As of August 31, 2015 and February 28, 2015, the carrying value of the film costs was $1,408,330 and $1,259,036, respectively.

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

The Company’s financial instruments consisted primarily of cash, film costs, accounts payable, and loans payable – related party. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of August 31, 2015 and February 28, 2015, respectively, due to the short-term nature of these instruments.

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations. There were no unrecognized tax benefits for the three months ended August 31, 2015 and 2014 since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

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

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

4. OTHER RECEIVABLE

As of August 31, 2015 and February 28, 2015, other receivable consisted of the following:

	August 31, 2015	February 28, 2015
Total accumulated capitalized costs	$3,520,824	$3,147,590
Less: 40% Est. shared of costs of the Company	(1,408,330)	(1,259,036)
60% of the Project cost is borne by CFA	2,112,494	1,888,554
Less: Project advances from CFA	(199,720)	(199,720)
Line of credit from EWB	(1,539,692)	(1,087,813)
Other receivable from CFA	$373,082	$601,021

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

As of August 31, 2015 and February 28, 2015, the project has received $199,720 and $199,720, respectively, from CFA. In addition, the line of credit from EWB (described in footnote 6) is being considered an advance from CFA. As of August 31, 2015, CFA funded $1,739,412 to UCL and was obligated to fund an additional $373,082 to UCL.

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

The Company has a net operating loss carry forward for tax purposes totaling approximately $1,178,000 at August 31, 2015, expiring through 2034. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).

Significant deferred tax assets at August 31, 2015 and February 28, 2015 are approximately as follows:

	August 31, 2015	February 28, 2015

Gross deferred tax assets:
Net operating loss carry forwards	$400,000	$248,000
Total deferred tax assets	400,000	248,000
Less: valuation allowance	(400,000)	(248,000)

Net deferred tax asset recorded	$-	$-

As of August 31, 2015 and February 28, 2015, the valuation allowances were $400,000 and $248,000, respectively.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The actual tax benefit differs from the expected tax benefit for the six months and three months ended August 31, 2015 and 2014 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	For The Six Months Ended August 31,		For The Three Months Ended August 31,
	2015	2014	2015	2014

Deferred tax asset for NOL carry forwards	152,000	120,000	64,000	55,000
Change in valuation allowance	(152,000)	(120,000)	(64,000)	(55,000)

Net deferred income tax expenses (benefit)	$-	$-	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2015.

The net change in valuation allowance during the six months ended August 31, 2015 and 2014 was an increase of approximately $152,000 and $120,000, respectively.

The net change in valuation allowance during the three months ended August 31, 2015 and 2014 was an increase of approximately $64,000 and $55,000, respectively.

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

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of August 31, 2015, UCL had an outstanding balance of $1,539,692 under the line of credit with EWB.

7. LOAN PAYABLE-RELATED PARTY

The related parties listed below loaned money to the Company for the purpose of working capital. As of August 31, 2015 and February 28, 2015, due to related party consisted of the following:

	August 31, 2015	February 28, 2015
Due to Mirare Corporation	$675,000	$395,000
Due to Anthony Lim	12,212	700,000
Due to Jonathan Lim	4,731	3,497
Total	$691,943	$1,098,497

Mirare Corporation is ultimately owned by Mr. Anthony Lim and Mr. Jonathan Lim. Mr. Jonathan Lim is the Chief Executive Officer and chairman of the Company. Mr. Anthony Lim is the father of Mr. Jonathan Lim. Those loans are unsecured, bear no interest, and due on demand.

8. CONVERTIBLE DEBT

The Company had the following convertible debt outstanding:

	August 31, 2015	February 28, 2015
Convertible Debt	$1,900,000	$1,750,000

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

The Convertible Notes is convertible at the holders’ option into shares of Company common stock at $0.008 per share or at the purchase price of the Capital Stock issued in the Qualified Financing. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited. On June 13, 2014, the Company issued a Convertible Promissory Note to Portnice in the principal amount of $250,000. On November 21, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. On December 31, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $1,000,000. On May 28, 2015, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $50,000. As of August 31, 2015 and February 28, 2015, the Convertible Debt amounted to $1,900,000 and $1,750,000, respectively.

Interest expense of the Convertible Notes for the six months ended August 31, 2015 and 2014 amounted to $35,022 and $6,299, respectively.

Interest expense of the Convertible Notes for the three months ended August 31, 2015 and 2014 amounted to $18,084 and $4,477, respectively.

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

As of August 31, 2015, no CFA had not funded any portion of the $5 million and no shares were issued. We are in negotiations with CFA regarding this Stock Purchase Agreement.

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

RESULTS OF OPERATIONS

For the Six Months Ended August 31, 2015 Compared to the Six Months Ended August 31, 2014

				Increase/
	Six Months Ended		Increase/	(Decrease)
	August 31,		(Decrease)	Percentage
	2015	2014	U.S. Dollar ($)	(%)
Net Revenues	$6,863	$-	$6,863	$-
Cost of Revenue	-	-	-	-
Gross profit	6,863	-	6,863

Operating Expenses:
General and administrative expenses	393,754	346,712	47,042	13.56
Total operating expenses	393,754	346,712	47,042	13.56

Loss From Operations	(386,891)	(346,712)	(40,179)	13.56

Other Expense:
Other Income	(12)	-	(12)	-
Interest Expense	60,000	6,299	53,701	852.53
Total other expense	59,988	6,299	53,689	828.53

Operating Loss	(446,879)	(353,011)	(93,868)	26.59

Provision for income tax	-	800	(800)	100.00

Net Loss	(446,879)	(353,811)	$(93,068)	$26.30

Revenue

Revenue was $6,863 for the six months ended August 31, 2015, compared to $0 for the six months ended August 31, 2014. The increase was due to the increase of revenue from previous project.

Cost of Revenue

We had no cost of revenue for the six months ended August 31, 2015 or 2014.

Gross Profit

Gross profit from sales was $6,863 for the six months ended August 31, 2015, compared to $0 for the six months ended August 31, 2014. The increase was due to the increase of revenue from previous project.

General and Administrative Expenses

General and administrative expenses were $393,754 for the six months ended August 31, 2015, compared to $346,712 for the six months ended August 31, 2014, which represents an increase of $47,042, or 14%. This increase was due to the increase of administrative expenses for the movie projects and professional fees related to public company filing and business strategy.

Interest expense.

Interest expense was $60,000 for the six months ended August 31, 2015, compared to $6,299 for the six months ended August 31, 2014, which represents an increase of $53,701, or 852.53%. The increase in interest expense was due to increase in interest accrued derived from additional issuance of convertible debt and line of credit for the six months ended August 31, 2015.

For the Three Months Ended August 31, 2015 Compared to the Three Months Ended August 31, 2014

				Increase/
	Three Months Ended		Increase/	(Decrease)
	August 31,		(Decrease)	Percentage
	2015	2014	U.S. Dollar ($)	(%)
Net Revenues	$6,863	$-	$6,863	-
Cost of Revenue	-	-	-	-
Gross profit	6,863	-	6,863

Operating Expenses:
General and administrative expenses	163,770	154,882	8,888	5.73
Total operating expenses	163,770	154,882	8,888	5.73

Loss From Operations	(156,907)	(154,882)	(2,025)	1.31

Other Expense:
Interest Expense	30,800	4,477	26,323	587.96
Total other expense	30,800	4,477	28,348	587.96

Operating Loss	(187,707)	(159,359)	(28,348)	17.79

Provision for income tax	-	800	(800)	100.00

Net Loss	$(187,707)	$(160,159)	$(27,548)	$17.20

Revenue

Revenue was $6,863 for the three months ended August 31, 2015, compared to $0 for the three months ended August 31, 2014. The increase was due to the increase of revenue from previous project.

Cost of Revenue

We had no cost of revenue for the three months ended August 31, 2015 or 2014.

Gross Profit

Gross profit from sales was $6,863 for the three months ended August 31, 2015, compared to $0 for the three months ended August 31,2014. The increase was due to the increase of revenue from previous project.

General and Administrative Expenses

General and administrative expenses were $163,770 for the three months ended August 31, 2015, compared to $154,882 for the three months ended August 31, 2014, which represents an increase of $8,888, or 5.73%. This increase was due to the increase of administrative expenses for the movie projects.

Interest expense

Interest expense was $30,800 for the three months ended August 31, 2015, compared to $4,477 for the three months ended August 31, 2014, which represents an increase of $26,323, or 587.96%. The increase in interest expense was due to increase in interest accrued derived from additional issuance of convertible debt for the three months ended August 31, 2015.

Liquidity & Capital Resources

Our principal sources of liquidity during the three months ended August 31, 2015 include proceeds from issuance of convertible debt and net proceeds from loan from related party.

As of August 31, 2015, we had cash of $3,462 as compared to $107,901 as of February 28, 2015, representing a decrease of $104,439.

The following table sets forth a summary of our cash flows for the three months indicated:

	For The Six Months Ended August 31,
	2015	2014

Net cash (used in) operating activities	$(75,824)	$(247,799)
Net cash provided by (used in) investing activities	$227,939	$(236)
Net cash (used in) provided by financing activities	$(256,554)	$486,747

Net cash used in operating activities was $75,824 for the six months ended August 31, 2015, compared to $247,799 for the six months ended August 31, 2014. The increase of $171,975 was primarily due to increased prepaid project cost of $272,718 for the six months ended August 31, 2015.

Net cash provided by investing activities was $227,939 for the six months ended August 31, 2015, compared to to the net cash used in investing activities $236 for six months ended August 31, 2014. The increase of $228,175 was due to the decrease other receivable of $228,175 for the six months ended August 31, 2015.

Net cash used in financing activities amounted to $256,554 for the six months ended August 31, 2015, compared to the net cash provided by financing activities of $486,747 for the six months ended August 31, 2014, representing a decrease of $743,301. The decrease was primarily due to the repayment of loan to related party of $406,554 for the six months ended August 31, 2015.

On March 23, 2014, the Company entered into a financing agreement with Portnice Investment Limited for the amount of $2,000,000 to be used for operational and project development expenses. The financing agreement was executed as a convertible note purchase agreement with Portnice Investment Limited whereby the company may sell and issue up to an aggregate maximum of $2,000,000 in principal amount of Convertible Notes prior to March 3, 2019. The Notes bear an interest rate equal to 3.8% per annum, compounded annually, based on a 365 day year. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited. On June 13, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. On November 21, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. On December 31, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $1,000,000. As of August 31, 2015, the Convertible Debt had a balance of $1,900,000.

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

As of August 31, 2015 and February 28, 2015, the project has received $199,720 and $199,720, respectively, from CFA. In addition, the line of credit from EWB (described in note) is being considered an advance from CFA. As of August 31, 2015, CFA funded $1,739,412 to UCL and was obligated to fund an additional $368,964 to UCL.

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

As of August 31, 2015, UCL had an outstanding balance of $1,539,692 under the line of credit with EWB.

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

As of August 31, 2015, no CFA had not funded any portion of the $5 million and no shares were issued. We are in negotiations with CFA regarding this Stock Purchase Agreement.

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

In the six months ended August 31, 2015, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

None.

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

CRIMSON FOREST ENTERTAINMENT GROUP INC.

Date: October 20, 2015	By:	/s/ Jonathan Lim
Jonathan Lim President and Chief Executive Officer (Principal Executive Officer)
Date: October 20, 2015	By:	/s/ Jonathan Lim
Jonathan Lim Chief Financial Officer (Principal Financial Officer)SSS

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

