Form 10-Q
period 2015-11-30
Crimson Forest Entertainment Group Inc.
filed 2017-04-14
CIK 1529516

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2015

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Three Months Ending Ended November 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock and non-voting common equity on August 31, 2014 (consisting of Common Stock, $0.0001 par value per share) held by non-affiliates was approximately $938,750 based upon the most recent sales price of $0.25 for such Common Stock on August 29, 2014, which was the last trade prior to August 31, 2014. On November 30, 2015, there were 39,755,000 shares of our Common Stock issued and outstanding, of which approximately 3,755,000 shares were held by non-affiliates.

Number of shares of common stock, par value $.0001, outstanding as of November 30, 2015: 39,755,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

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

On June 20, 2014 we changed our name to “Crimson Forest Entertainment Group, Inc.”

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

On July 3, 2014, the Company entered into a Co-Production Agreement with China Film Assist Co., Ltd. (“CFA”), a limited company having its principal place of business in Beijing, Peoples Republic of China (“PRC”). In the Agreement, the Company and CFA agree to finance, market and distribute, an English-language feature film tentatively entitled “Unknown Caller” (the “Picture”). Unknown Caller LLC (which subsequently changes its name to Life Unknown The Movie LLC) (“UCL”), which is the joint venture entity that will produce the Picture, agrees to perform all production work on the Picture. The financial contributions of the Company and CFA were dependent on the selection of the main lead actor identified in the Agreement, which was met and which subsequently triggered 60% of the contributions from CFA. All other requirements were also met, and CFA performed fully on the financing agreement. The Company is entitled to the distribution rights in the Picture in all regions and territories outside of those controlled by CFA, which consist of Mainland China, Taiwan, Hong Kong, Macao, Singapore, Korea, Japan, Australia, New Zealand and Malaysia) in all media (including without limitation licensing, merchandising and soundtrack distribution rights) in perpetuity. The Company has the right to appoint and assign an international sales agent on behalf of both parties for all sales outside of mainland China. The sales agency fees may not be more than 15% of all marketing and distribution expenses, which are capped at USD$100,000 and to be shared by the Company and CFA according to the sales revenue in each of their respective territories and in proportion to the overall international sales. Proceeds collected from exploitation of the Picture from any and all sources on a worldwide basis either by the Company and CFA, are to be distributed on the basis of their respective distribution rights. The feature film was later renamed “PALI ROAD.”

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

The Terms of Loan and use of proceeds were to be used as followed:

(a) Film Production. $3 million were allocated for film production of the Picture.

(b) Loan reserve. For each standby Letter of Credit, 10% of the face amount of the Standby Letter of Credit was required to be maintained as a reserve under the loan and allocated for (1) payment of interest and (2) for differences in the amount of the Loan and the Standby Letter of Credit resulting from fluctuations in the USD/RMB exchanges rate during the term of the loan.

UCL was required to pay the Loan in accordance with the following payment schedule:

(a) UCL was to pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning September 29, 2014, with all subsequent interest payments to be due on the same day of each month after that until the maturity date.

(b) UCL was to pay all outstanding principal plus all accrued unpaid interest on the date which is 30 days prior to the expiration date of the standby letters of credit.

As of the date of this report, November 30, 2015, UCL had fully retired the outstanding balance of $1,087,813 under the line of credit with EWB, through direct allocation of sales revenues received from CFA for the rights to distribute the feature film in China and territories and possessions controlled by China. Delivery of the completed film was made during the applicable reporting period covered by this filing. Accordingly, the Company intends to recognize the proceed received from the China sale of “PALI ROAD” to CFA through (6) separate quarterly revenue recognition installments. The total received by Company from CFA was three-million-seven-hundred-thirty-two-thousand, seven-hundred-seventy-three dollars (USD $3,732,773), comprised of direct cash transfers to Company of $399,440, plus the East-West Bank Credit line (as described hereunder) for three-million-three-hundred-thirty-three-thousand-three-hundred-thirty-three dollars (USD $3,333,333), of which $333,333 was allocated towards interest and loan costs. For the purposes of valuing the capitalized asset of “PALI ROAD,” Company has recognized and capitalized all costs except for interest, which has been expensed. Accordingly, the balance sheet now reflects the total capitalized costs for “PALI ROAD” of $4,299,440 (which amount also includes the $900,000 convertible loan proceeds due to SAMCORP).

For the purpose of revenue recognition, the CFA sale is established at $3,732,773, determined as the total of all direct payments received plus the total of the East-West Bank loan proceeds. Now that full delivery of “PALI ROAD” has been effected to CFA as of the applicable date of this reporting period, the revenue recognition of this sale to C.FA over a six quarter period shows revenues of $622,129 per quarter.

On November 3, 2014, the Company entered into a Stock Purchase Agreement with CFA. Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to issue and sell an aggregate of 10,000,000 shares of the Company’s Common Stock to CFA at a price of $0.50 per share for aggregate gross proceeds of $5,000,000. The transaction was deferred until later, with the expectation that the Company may be considering a more significant raising through alternative structures, which tentatively were expected to become available in early 2017.

Employees

As of November 30, 2015, the Company had one employee, Jonathan Lim. As our business grows, we will need to hire employees to manage and grow our operations.

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

ITEM 2. PROPERTY.

The Company currently leases an office suite located at 8335 Sunset Blvd., Suite 238, West Hollywood, CA for approximately $240 per month. Our office facilities are suitable and adequate for our business as it is presently conducted. During the applicable reporting period ending November 30, 2015, the cost for this lease was paid by officer Jon Lim and added to the total of Mr. Lim’s loans to the Company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “CRIM.” However, there is no active market for our common stock and trading has been extremely limited. The last trade for our common stock prior to the effective date of this filing was at $0.51 per share on May 29, 2015. The two preceding trades were on May 28, 2015 at $1.10 per share and on December 31, 2014 at $2.28 per share. The most recent trades in the stock occurred in March 2017, for $1.00 per share and $.15 per share, indicating at that time, a wide spread between the asking and buying prices for the shares. As there is currently little to no market for our common stock, we believe that this last reported price does not accurately reflect the value of the common stock of the Company, and it may not be possible to sell our common stock at this price.

Holders

As of November 30, 2015, the Company had approximately 35 shareholders of its common stock.

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

Equity Compensation Plan and Stock Option Plan Information

The Company, at the current time, has no stock option plan or any equity compensation plans

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the period covered by this report (three-month period ending November 30, 2015), the registrant has not issued any securities without registration under the Securities Act of 1933.

Purchases of Equity Securities

During the third quarter of the fiscal year to end on February 28, 2016, there were no purchases of the registrant’s common stock by or on behalf of the registrant or any affiliated purchaser.

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

Results of Operations for the three-month period ended November 30, 2015

Company effected full delivery of the film “PALI ROAD” to CFA during the applicable reporting period. Accordingly, the value of the sale of rights in China to CFA will begin to be recognized over this reporting quarter and the next five quarters. The total amount of the CFA loans and direct payments to Company were $3,732,773; accordingly, the amount of $622,129 will be recognized over six, consecutive calendar quarters, and the first installment of this revenue recognition can be seen on the financial contained in this filing.

Cost of Revenue

Company had previously expensed or capitalized the costs for the production of the feature film, “PALI ROAD” and is now beginning to recognize revenues from the CFA agreement.

Gross Profit

For the applicable reporting period, Company posted a Gross Profit of $582,672, which after interest and a provision for taxes, resulted in net income of $521,842. It should be noted that the amount applied for state and federal taxes was reduced by the prior net operating loss of $446,879, leaving a balance of $40,510 for accrued tax liability.

General and Administrative Expenses

General and administrative expenses for the current reporting period were $39,457, of which $36,000 were accrued as deferred salary for Jon Lim. This G&A expense represents a significant reduction over the prior reporting period of $163,770, which included costs for post-production, staff and other “PALI ROAD” expenses which did not occur during the current reporting period.

Interest expense.

Interest expense was $20,320 for the three-month period ended November 30, 2015, compared to $30,800 for the three-month period ended August 31, 2015, which represents a decrease of increase of $10,480 or 34%. The decrease in interest expense was due primarily to completion of the film “PALI ROAD” and initial delivery to CFA.

Liquidity & Capital Resources

Our principal sources of liquidity during the three-month period ended November 30, 2015 were through loans and deferrals provided by Jon Lim, as a portion of the direct benefit received by the CFA sale of “PALI ROAD” had been previously applied towards production costs on that film.

As of the November 30, 2015, Company had cash of $3,142, as compared to $3,462 as of August 30, 2015, representing a decrease of $320.

The following table sets forth a summary of our cash flows for the three months indicated:

	For the 3-Months Ended
	Nov. 30, 2015	Aug. 31, 2015

Net cash (used in) operating activities	$(1,452,241)	$(75,824)
Net cash (used in) investing activities	$2,451,921	$227,939
Net cash (used in) financing activities	$(1,000,000)	$(2,565,554)

Net cash used in operating activities was ($1,452,241) for the three-months ended November 30, 2015, compared to ($75,824) for the period ended August 31, 2015. The increase of (1,376,417) was primarily due to recognition of shares issued to SAMCORP (previously listed as part of the convertible note balance), and corrections relating to applicable expensing of interest costs.

Net cash used in investing activities was $2,451,921 for the three-months ended November 30, 2015, compared to $227,939 for the period ended August 31, 2015. The increase of $2,223,982 was due to the recognition of the full and final capitalized costs for the production of the film, “PALI ROAD,” which had previously only been partially recognized until full delivery to CFA was completed.

Net cash used or provided by financing activities amounted to ($1,000,000) for the three months ended November 30, 2015, compared to ($2,565,554) for the period ended August 31, 2015, representing a decrease of $1,565,554. The decrease was primarily due to the capitalization of loan proceeds from CFA into film costs, and the retirement of $1,000,000 of the convertible notes previously carried by SAMCORP.

As of the date of this filing, the convertible notes issued over the prior three years by the Company to Portnice Investment Limited and SAMCORP, both owned or controlled by Anthony Lim, have been reconciled and adjusted to reflect the proper balance total of $900,000, with the adjustment of ($1,000,000) reflected in these filings.

CHINA FILM ASSIST CO., LTD – and PALI ROAD venture

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

As of February 28, 2015 and 2014, the project had received $199,720 and $0, respectively, from CFA. In addition, the line of credit from EWB (described below) is being considered an advance from CFA. As of February 28, 2015, CFA funded $1,287,533 to UCL and was obligated to fund an additional $601,021 to UCL.

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

The Loan proceeds were used as followed:

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

UCL was required to pay the Loan in accordance with the following payment schedule:

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

As of February 28, 2015, no CFA had not funded any portion of the $5 million and no shares were issued. As of the applicable date of this filing, November 30, 2015, CFA had not proceeded with the transaction, no shares were issued, and the matter was deemed null and void.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of November 30, 2015, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of November 30, 2015, and identified the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of November 30, 2015. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next board of directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Title	Date of Appointment

Jonathan Lim	45	Director, Chief Executive Officer, and Treasurer	February 10, 2014

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

Mr. Lim has over twenty-two years of business experience in brand development, strategic marketing and planning in the retail business. From 2002 until February 2014, Mr. Lim held various executive positions at Aussino Group Limited, an international retailer and wholesaler of home fashion textiles & licensed products. Mr. Lim previously served as CEO and Managing Director of Aussino Group Limited, and was responsible for the establishment of new stores and franchising expansion activities throughout China and the other Asian markets.

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

Effective as of September 1, 2015, Jonathan Lim was entitled to a gross salary of twelve-thousand-dollars (USD $12,000) per month, which salary is presently being accrued as deferred salary payable. As of November 30, 2015, the total of this officer salary deferral was thirty-six-thousand dollars (USD $36,000). Jonathan Lim may elect to convert any portion of his deferred salary into common stock, following proper notices.

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

Employment Agreements

Currently, we do not have an employment agreement in place with any of our executive officers, excepting for the agreement to pay Jonathan Lim a gross monthly salary of twelve-thousand dollars (USD $12,000) per month, which as of November 30, 2015 was accrued and deferred based on Company’s current cash flow limitations.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of November 30, 2015 by: (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o Crimson Forest Entertainment Group, Inc., 8335 Sunset Blvd., Suite #238, West Hollywood, California 90069.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

As of February 28, 2015, the Company had three loans of $395,000, $700,000 and $3,497 due to Mirare Corporation, which is ultimately owned by Mr. Anthony Lim and Mr. Jonathan Lim. As of February 28, 2014, the Company had a $20,000 loan due to Jonathan Lim. As of November 30, 2015, the total value of all loans due to Anthony Lim (or any entity substantially owned or controlled by Anthony Lim) is nine-hundred-thousand dollars (USD $900,000). Mr. Jonathan Lim is the Chief Executive Officer and chairman of the Company. Mr. Anthony Lim is the father of Mr. Jonathan Lim. Those loans are unsecured, bear no interest, and due on demand.

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

As of November 30, 2015, none of our directors qualified as independent in accordance with Nasdaq Marketplace Rule 5605(a)(2).

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

1. The following financial statements of are included in this Annual Report on Form 10-Q;

Statements of Operations - for the three-month period ended November 30, 2015;

Statements of Cash Flows - for the three-month period ended November 30, 2015;

Statements of Stockholders’ Equity - for the three-month period ended November 30, 2015;

Notes to Financial Statements

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crimson Forest Entertainment Group Inc.

Date: April 12, 2017	By:	/s/ Jonathan Lim
Jonathan Lim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jonathan Lim	Chairman of the Board,	April 12, 2017
Jonathan Lim	Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

Financial Statements

November 30, 2015

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2015

	30-Nov-15	31-Aug-15
	(Unaudited)	(Unaudited)
ASSETS
Current Asset
Cash	$3,142	$3,462
Other Receivable	0	373,082
Prepaid Project Cost	-	-
Total Current Assets	3,142	376,544
Other Assets
Film Costs	4,299,440	1,408,330
Organization Costs	3,269	3,269
Other Assets	220	220
Total Assets	$4,306,071	$1,788,363

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$282,035	$246,035
Loans payable - related parties	692,663	691,943
Total Current Liabilities	937,978	937,978
Long Term Liabilities
Convertible debt – related parties	900,000	1,900,000
Accrued Interest	20,321	59,358
Total Liabilities	2,897,336	2,897,336

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 39,755,000 shares issued and outstanding	3,976	3,976
Additional paid-in capital	65,604	65,604
Accumulated deficit	1,339,155	(1,178,553
Total Stockholders’ Deficit or Value	1,408,735	(1,108,973
TOTAL LIABILITIES AND STOCKHOLDERS	$4,306,071	$1,788,363

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS

	Q2	Q3	Q2/Q3
	2015	2015	Change
REVENUES (all media, fees & licenses)	$6,863	$622,129	$615,266
Net, Collected Revenues		-
ADJUSTED REVENUES FOR PERIOD	6,863	622,129	615,266

COST OF SALES
Commissions	-	-	-
Sales and Marketing	-	-	-
Freight	-	-	-
Other Expenses	-	-	-
TOTAL COST OF SALES	-	-	-

GENERAL AND ADMINISTRATIVE EXP.	163,770	39,457	(124,313)

GROSS PROFIT	(156,907)	582,672	739,579
			-
OTHER INCOME (EXPENSE)	(30,800)	(20,320)	10,480
			-
INCOME BEFORE TAXES	(187,707)	562,352	750,059
			-
PROVISION FOR INCOME TAXES	(1) -	(1) (40,510)	(40,510)

NET INCOME	$(187,707)	$521,842	$709,549

RETAINED EARNINGS (Beginning of Period)		$(1,108,973)

RETAINED EARNINGS (End of Period)		$(587,131)

(1) NOTE: Company was carrying a net operating loss of $446,879 as of Aug. 31, 2015, which offsets most of the tax liabilties in the current reporting period. A reserve for taxes of 35% has been applied to those revenues in excess of the prior N.O.L.

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The
Three Months Ended
November 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$521,842
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Prepaid Project Cost	(1,974,083)
Film Costs	-
Other Assets	-
Accounts payable and accrued liabilities	-
Project advances	-
Accrued interest	-
Net Cash (Used In) Operating Activities	(1,452,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from Acquisition of Crimson Forest	-
Film Production Investments	2,825,003
Other Receivable	(373,082)
Net Cash provided by (Used In) Investing Activities	2,451,921

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	-
Repayment of loans payable-related party	(1,000,000)
Proceeds from issuance of convertible debt	-
Net Cash Provided By (Used In) Financing Activities	(1,000,000)
NET (DECREASE) INCREASE IN CASH	(320)

CASH - BEGINNING OF PERIOD	3,462
CASH - ENDING OF PERIOD	$3,142

SUPPLEMENTARY DISCLOSURES:

Cash paid during the period for:
Income tax	$-
Interest	$20,371

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2015

	Common Stock		Retained
	Shares	Amount	Earnings		Total
Balance at Aug. 31, 2015	39,755,000	$(1,108,973)	$-		(1,108,973)

Net Adjustments to Equity				(1)	$2,039,047

Net Income			$-		$478,661

Balances at Nov. 30, 2015	39,755,000	-	-		1,408,735

NOTES:

(1) Convertible Note to SAMCORP was previously listed as $1,900,000, but was adjusted to $900,000 following SAMCORPs' acknowledgment of shares previously issued and received. Additional adjustments to Equity were from the revenue recognition of the CFA (China) presale for "PALI ROAD", which had not been previously fully capitalized.

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL AND ADMINISTRATIVE EXPENSES

	3-Months	3-Months	Category
	Ending	Ending	Change In
CATEGORY	8/30/2015	11/30/2015	Period
Consulting	$139,845	$-	$(139,845)
Employees and Labor	$-	$36,000	$36,000
Entertainment	$1,845	$107	$(1,738)
Insurance	$-	$-	$-
Labor	$-	$-	$-
Legal and Accounting	$18,000	$2,000	$(16,000)
Promos & Miscellaneous	$-	$270	$270
Office	$-	$-	$-
Rent	$720	$720	$-
Taxes	$-	$-	$-
Telephone	$465	$-	$(465)
Travel	$2,895	$-	$(2,895)
Utilities	$-	$360	$360
TOTAL OF GENERAL AND ADMINISTRATIVE EXPENSES	$163,770	$39,457	$(124,313)

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2015

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

FOR THE THREE-MONTHS ENDED NOVEMBER 30, 2015

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

FOR THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2015

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

FOR THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 20125

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

FOR THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2015

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

The Company has a net operating loss carry forward for tax purposes totaling approximately $730,000 at February 28, 2015, expiring through 2034. Out of an abundance of caution, Company has valued the net operating loss at $466,879, based on maximum applicable rates for Federal and State income taxes payable; Company anticipates that the actual value of the net operating loss for application against earnings in profitable quarters, such as the current reporting period, will ultimately prove to be much higher, and perhaps as much as $730,000 after application of eligible deductions.. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2015

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

As of the applicable period covered under this report, the Company is recognizing net income from the sale of the film “PALI ROAD” to CFA, as described hereunder. Accordingly, the previously accrued amount for net operating loss has been reduced by the adjusted earnings. As of this filing, the prior net operating loss of $446,879, has been eliminated by the accrued earnings of $562,352 for the three-month period ended November 30, 2015, and a new line item for accrued / deferred income taxes has been reserved in the amount of $40,510, reflecting a 35% reserve off the difference between the accrued earnings of $562,352, less the prior net operating loss of $446,879.

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

FOR THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2015

The Loan proceeds were utilized as follows:

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

7. LOAN PAYABLE-RELATED PARTIES

The related parties listed below loaned money to the Company for the purpose of working capital. As of November 30, 2015 the amount due to related party consisted of the following:

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

8. CONVERTIBLE DEBT- RELATED PARTY

The Company had the following convertible debt outstanding:

	Nov. 30, 2015	Aug. 31, 2015
Convertible Debt	$900,000	$1,900,000

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

CRIMSON FOREST ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDING NOVEMBER 30, 2015

The Convertible Notes is convertible at the holders’ option into shares of Company common stock at $0.008 per share or at the purchase price of the Capital Stock issued in the Qualified Financing. On March 23, 2014, the Company issued a Convertible Promissory Note in principal amount of $250,000 under this agreement to Portnice Investment Limited. On June 13, 2014, the Company issued a Convertible Promissory Note to Portnice in the principal amount of $250,000. On November 21, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $250,000. On December 31, 2014, the Company issued an additional Convertible Promissory Note to Portnice in the principal amount of $1,000,000. As of February 28, 2015 and 2014, the Convertible Debt amounted to $1,750,000 and $0, respectively. As of the current reporting period ended November 30, 2015, the sum total of all convertible notes had been updated, corrected and verified by the note holders as being nine-hundred-thousand dollars (USD $900,000).

Interest expense of the Convertible Notes for the years ended February 28, 2015 and 2014 amounted to $24,336 and $0, respectively. For the three-month period ending November 30, 2015, interest expense was $8,550 fpr convertible note holders and $11,770 for East-West Bank (“Pali Road”).

9. STOCKHOLDER’S EQUITY (DEFICIT)

On March 10, 2014, the Company approved an increase of the Company’s authorized common stock from 100,000,000 to 500,000,000 shares.

10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after November 30, 2015 up through the date the financial statements were issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the three-month period ended November 30, 2015, except as follows:

The Portnice convertible note balance as of February 28, 2017 was nine-hundred-thousand dollars (USD $900,000) plus $85,520 in interest. The Company has renegotiated the Portnice note so that the maturation date has been extended to Dec. 31, 2017 and that the formula for conversion, should the Company not fully retire the balance and interest by Dec. 31, 2017, shall be established as a thirty-percent (30%) discount to the market for the Company’s common stock shares, during the previous ten (10) days of trading, utilizing a Volume Weighted Average Pricing (VWAP) formula to determine the prevailing price against which the discount-to-market shall apply.

